Form 10QSB
period 2007-03-31
Central Iowa Energy, LLC
filed 2007-05-15
CIK 1385952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-52429
CENTRAL IOWA ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	71-0988301
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
3426 EAST 28TH STREET N.
NEWTON, IOWA 50208
(Address of principal executive offices)
(641) 791-1010
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
     As of May 1, 2007, there were 25,672 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes    ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL IOWA ENERGY, LLC
(A Development Stage Company)
Unaudited Condensed Balance Sheets

	March 31,	September 30,
	2007	2006

ASSETS

Current Assets
Cash and equivalents	$1,234,526	$—
Prepaid expenses	90,224	588
Inventories	391,158	—

Total current assets	1,715,908	588

Property and Equipment
Land	249,524	249,742
Office equipment	3,954	3,730
Office furniture	28,207	2,057
Office building	629,300	—
Construction in process	38,884,502	26,429,774

	39,795,487	26,685,303
Less accumulated depreciation	5,016	1,299

Net property and equipment	39,790,471	26,684,004

Other Assets
Financing costs, net of amortization	403,717	368,878

Total Assets	$41,910,096	$27,053,470

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$533,664	$—
Checks drawn in excess of bank balance	—	216,613
Accounts payable	634,044	91,182
Membership payable	—	30,000
Construction payable, including retainage of March 2007 $1,932,718; September 2006 $1,302,521	3,469,927	5,421,743
Accrued interest payable	293,913	—

Total current liabilities	4,931,548	5,759,538

Long-Term Debt, less current maturities	15,476,256	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, units outstanding March 2007 25,672; September 2006 24,434	22,849,120	22,216,120
Membership units earned but not issued	—	23,000
Deficit accumulated during development stage	(1,346,828)	(945,188)

Total members’ equity	21,502,292	21,293,932

Total Liabilities and Members’ Equity	$41,910,096	$27,053,470

Notes to Unaudited Financial Statements are an integreal part of this Statement.

CENTRAL IOWA ENERGY, LLC
(A Development Stage Company)
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006

Revenues	$—	$—

Operating Expenses
Professional fees	102,444	26,044
Project coordinator	—	10,000
General and administrative	266,127	32,818
Equity based compensation	—	200,000
Depreciation	3,416	301

Total	371,987	269,163

Operating (Loss)	(371,987)	(269,163)

Other Income
Grant and other income	—	8,400
Interest income	6,759	69,331

Total	6,759	77,731

Net (Loss)	$(365,228)	$(191,432)

Weighted Average Units Outstanding	25,647	9,962

Net (Loss) Per Unit — Basic and Diluted	$(14.24)	$(19.22)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
(A Development Stage Company)
Unaudited Condensed Statement of Operations

	Six Months Ended	Six Months Ended	From Inception
	March 31,	March 31,	(March 31, 2005) to
	2007	2006	March 31, 2007

Revenues	$—	$—	$—

Operating Expenses
Professional fees	127,154	124,573	744,977
Project coordinator	—	23,000	59,200
General and administrative	281,602	45,096	366,956
Equity based compensation	—	233,333	600,000
Depreciation	3,717	547	5,016

Total	412,473	426,549	1,776,149

Operating (Loss)	(412,473)	(426,549)	(1,776,149)

Other Income
Grant and other income	—	10,100	15,100
Interest income	10,833	71,509	414,221

Total	10,833	81,609	429,321

Net (Loss)	$(401,640)	$(344,940)	$(1,346,828)

Weighted Average Units Outstanding	25,509	7,198	16,910

Net (Loss) Per Unit — Basic and Diluted	$(15.75)	$(47.92)	$(79.65)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
(A Development Stage Company)
Unaudited Statement of Changes in Members’ Equity (Deficit)

Balance — March 31, 2005	$—

Capital contributions - 260 units, $500 per unit, July, 2005	130,000

Equity units exchanged for services, 500 units, $500 per unit, September, 2005	250,000

Members units earned but not issued	2,000

Net (loss) for the period ended September 30, 2005	(454,466)

Balance — September 30, 2005	(72,466)

Capital contributions - 4,520 units, $500 per unit, October, 2005	2,260,000

Capital contributions - 19,154 units, $1,000 per unit, March, 2006	19,154,000

Cost of Raising Capital	(177,880)

Members units earned but not issued	21,000

Equity based compensation	600,000

Net (loss) for the period ended September 30, 2006	(490,722)

Balance — September 30, 2006	21,293,932

Capital contributions - 1,200 units, $1,000 per unit, October, 2006	600,000

Members units earned but not issued	10,000

Issued 38 units for units earned but previously not issued, March, 2007	—

Net (loss) for the period ended March 31, 2007	(401,640)

Balance — March 31, 2007	$21,502,292

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
(A Development Stage Company)
Unaudited Condensed Statement of Cash Flows

	Six Months Ended	Six Months Ended	From Inception
	March 31,	March 31,	(March 31, 2005) to
	2007	2006	March 31, 2007

Cash Flows from Operating Activities
Net (loss)	$(401,640)	$(344,940)	$(1,346,828)
Adjustments to reconcile net (loss) to net cash from operations:
Depreciation and amortization	3,717	547	5,016
Equity exchanged for consulting services	—	—	250,000
Equity based compensation	—	233,333	600,000
Membership units earned but not issued	10,000	6,000	33,000
Change in assets and liabilities:
Grant receivable	—	5,000	—
Inventories	(391,158)	—	(391,158)
Prepaid expenses	(89,636)	4,352	(90,224)
Accounts payable	590,516	(41,937)	630,247

Net cash used in operating activities	(278,201)	(137,645)	(309,947)

Cash Flows from Investing Activities
Capital expenditures	(655,674)	(1,154)	(661,461)
Purchase of land	(25,582)	—	(249,524)
(Increase) in restricted cash	—	(19,223,806)	—
Payments for construction in process	(14,090,315)	(1,700,000)	(35,098,346)

Net cash used in investing activities	(14,771,571)	(20,924,960)	(36,009,331)

Cash Flows from Financing Activities
(Decrease) in checks drawn in excess of bank balance	(216,613)	—	—
Proceeds from long term debt	16,009,920	—	16,009,920
Payments for financing costs	(79,009)	(46,499)	(422,236)
Member contributions	600,000	21,391,500	22,144,000
Costs related to capital contributions	—	(154,311)	(177,880)
(Payments to) members	(30,000)	(45,000)	—

Net cash provided by financing activities	16,284,298	21,145,690	37,553,804

Net Increase in Cash	1,234,526	83,085	1,234,526

Cash – Beginning of Period	—	31,454	—

Cash – End of Period	$1,234,526	$114,539	$1,234,526

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in accounts payable	$3,469,927	$94,737	$3,469,927

Deferred offering costs included in accounts payable	$—	$1,194	$—

Financing costs included in accounts payable	$3,797	$—	$3,797

Accrued interest included in construction in process	$293,913	$—	$293,913

Amortization of financing costs included in construction in process	$22,316	$—	$22,316

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPAL BUSINESS ACTIVITY – Central Iowa Energy, LLC, (an Iowa Limited Liability Company) was organized with the intentions of developing, owning and operating a 30 million gallon biodiesel manufacturing facility near Newton, Iowa. Construction began in summer of 2006 with expected completion in spring of 2007. As of March 31, 2007, the Company is in the development stage with its efforts being principally devoted to construction of the plant.
BASIS OF PRESENTATION – The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-SB.
In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that they consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
INVENTORY – Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.
PROPERTY AND EQUIPMENT - Property and equipment is carried at cost. Construction in process is comprised of costs related to the construction of the biodiesel plant. Depreciation of such amounts will commence when the plant begins operations. As of March 31, 2007, the Company has capitalized $459,484 of interest and financing costs in construction in process, all of which were incurred in the six months ended March 31, 2007.
UNIT OPTIONS: The Company adopted a Unit Option agreement in December 2005 under which options to acquire 1,200 membership units of the Company were granted to the directors at $500 per unit. The options were exercisable upon financial closing and would expire 30 days after financial closing. The Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. $600,000 of stock-based compensation was reflected in net income, based on the difference between the exercise price and the fair market value of the underlying unit on the date of grant. In October 2006, these options were exercised and additional capital of $600,000 was accepted in exchange for 1,200 units.
Prior to October 1, 2006, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, (FAS 123). SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. The Company used the minimum value method to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 4.5% and expected lives of nine months.
The following table illustrates the effect on net loss and loss per unit had the Company applied the fair value recognition method of SFAS 123 for the three and six month periods ended March 31, 2006 and for the period from inception (March 31, 2005) to March 31, 2007. There was no effect in the three and six month periods ended March 31, 2007.

CENTRAL IOWA ENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Three
	Months	Six Months
	ended	ended	Inception to
	March 31,	March 31,	March 31,
	2006	2006	2007

Net (Loss):
As reported	$(191,432)	$(344,940)	$(1,346,828)
Deduct total stock-based compensation expense determined under minimum value based method for all awards	(6,625)	(7,729)	(19,875)

Pro forma	$(198,057)	$(352,669)	$(1,366,703)

(Loss) per unit:
As reported	$(19.22)	$(47.92)	$(79.65)
Pro forma	$(19.88)	$(49.00)	$(80.82)
In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement is effective for the Company on October 1, 2006.
The Company adopted the provisions of FAS 123(R) using a modified prospective application. Under that approach, FAS 123(R) will apply to new awards after that date or existing awards that are subsequently modified. There have been no awards granted or modified after the adoption of FAS 123(R).
NOTE B: MEMBERS’ EQUITY
The Company was formed on March 31, 2005 to have a perpetual life. The Company has one class of membership unit with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.
The Company was initially capitalized by the founding members, contributing an aggregate of $130,000 for 260 units. A total of 500 units were issued to the members of an entity related to the Company through common ownership in exchange for project development services provided pursuant to a consulting agreement – Note E. The Company was further capitalized by additional members, contributing an aggregate of $2,260,000 in exchange for 4,520 units. These units were issued pursuant to a private placement memorandum in which the Company offered a maximum offering of 6,000 units. Each investor was required to purchase a minimum of 50 units and a maximum of 80 units for a total minimum investment of $25,000 and a total maximum investment of $40,000. On November 3, 2005, the private placement memorandum for the seed round offering was closed.
In January 2006, the Company filed an Iowa registered offering for a maximum of 25,095 units at a cost of $1,000 per unit. This offering was limited to residents of the state of Iowa. The subscriber was required to purchase a minimum of 25 units ($25,000) and in increments of 5 units ($5,000) thereafter. The offering required a subscriber to submit a deposit for 10% of the total subscription price and execute a promissory note for the remaining balance. The Company closed this offering on January 26, 2006, with a total of 19,154 units totaling $19,154,000. On March 10, 2006, the related units were issued.
In December 2005, the Company entered into an agreement that gives each member of the board the option to purchase 100 membership units for the purchase price of $500 per unit. The options were exercisable upon

CENTRAL IOWA ENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
financial closing and would expire 30 days after financial closing. In October 2006, these options were exercised and additional capital of $600,000 was accepted in exchange for 1,200 units.
NOTE C: RELATED PARTY TRANSACTIONS
The Company paid a development consulting company partially owned by a member for project coordination and consulting, to prepare a feasibility study and business plan, and to assist with lender negotiations. As of March 31, 2007, all services under these agreements had been completed.
In 2005, the Company paid a consulting company owned by five members of the Company for project development services, including equity marketing and coordination and securing debt financing. As of March 31, 2007, the Company had incurred consulting charges of approximately $325,000, which includes $250,000 of services exchanged for 500 units issued to the owners of the consulting company.
The Company has a lease agreement with a member for office space. The agreement requires payment in the form of two membership units per month payable at the termination of the lease agreement. As of March 31, 2007, the Company has recorded $33,000 in lease expense and membership units earned but not issued. Total rent expense under this agreement was $10,000, $6,000 and $33,000 for the six months ended March 31, 2007 and 2006 and the period from inception (March 31, 2005) to March 31, 2007, respectively.
NOTE D: FINANCING
In September 2006, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the biodiesel plant. Under the credit agreement, the lender has provided a construction loan for the lesser of $27,000,000 or 55% of the project costs. As of March 31, 2007, the balance outstanding under the construction loan was $16,009,920, with interest being charged at 8.57% per annum. Upon such time the project is completed, the construction loan shall be converted into a term loan for the amount of the construction loan, less $5,000,000, and a term revolving loan not to exceed $5,000,000. In addition, a revolving line of credit not to exceed $2,000,000 will also be made available upon project completion. The Company is required to make quarterly interest payments on the construction loan at a variable rate equivalent to the three month LIBOR short term index rate plus 3.25% during the construction period.
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 19 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of March 31, 2007, no amounts have been received or requested.
NOTE E: COMMITMENTS AND CONTINGENCIES
Design-Build Contract
The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to approximate $50,554,000. The Company has signed a lump sum design-build agreement with Renewable Energy Group (REG), to design and build the biodiesel plant at a total contract price of approximately $39,326,000. The Company paid the contractor approximately $1,800,000 for pre-construction services, which will be applied to the total design-build contract price. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The contract may be terminated by either party for certain causes as set forth in the agreement, by providing a seven day advance written notice of such intent. As of March 31, 2007, the Company has incurred construction costs of approximately $38,654,400, with approximately $3,469,900 included in construction payable.

CENTRAL IOWA ENERGY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
In August 2006, the Company also executed an agreement with the design-builder for the issuance of 1,000 membership units in exchange for the final $1,000,000 of design-build services rendered. The units shall be subject to all terms and conditions of the operating agreement.
Purchase Contracts
The Company has forward soy oil contracts to purchase approximately 64,900,000 pounds of soy oil through December 2007 under unpriced basis contracts.
Consulting Contracts
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity will provide a general manager, an operations manager, acquire feed stocks and the basic chemicals necessary for operations and perform administrative, sales and marketing functions. From the date the Company begins the sale of biodiesel for a period of six months thereafter, the Company will pay a per gallon fee based on the number of gallons the Company has sold during the month for which the fee is computed. Thereafter, the fee will be a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based on the Company’s net income. The term of the agreement continues until three years after the end of the first month in which the Company begins producing biodiesel, and shall continue thereafter unless and/or until one party provides a written notice of termination to the other party at least 12 months prior to termination date. Either party may terminate the agreement for causes as defined in the agreement.
Land Contracts
In February 2006, the Company entered into an option agreement to purchase 3.44 acres of land in Jasper County, Iowa, for the purchase price of $7,500 per acre. A nonrefundable option deposit of $500 was paid for this option. In November 2006, the Company closed on the transaction and purchased the land for a total purchase price of $25,800.
Utility Contracts
In May 2006, the Company entered into a contract with an unrelated party for the installation of a primary electrical distribution system for approximately $168,000, including change orders. As of March 31, 2007, all work under this contract was completed with a total amount of $163,472 being incurred. In July 2006, the Company executed an additional agreement with the unrelated party to provide the electrical energy required by the Company for a period commencing on July 1, 2006 through July 1, 2007 and shall continue until terminated by either party providing a 90 day advance written notice.
In November 2006, the Company executed an agreement with an unrelated party to provide the nitrogen required by the Company for a period commencing on the date of first delivery of the product and continuing for a period of five years and will continue thereafter until either party terminates the agreement by providing a minimum 12 month advance written notice of intent of termination. The Company will pay a monthly service charge of $750 plus $.405 per 100 cubic feet of nitrogen used, with adjustments permitted under conditions outlined in the agreement.
Leases
In December 2005, the Company entered into an agreement to lease office space from a member beginning August 2005 and ending on the date the Company’s permanent offices are constructed or sooner if required by the Company with the term of the lease not to exceed 18 months. The agreement requires payment in the form of 2 membership units per month payable at the termination of the lease agreement. The Company is responsible for payment of the utilities.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
     This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
–	national, state or local energy policy;

–	federal biodiesel tax incentives;

–	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other oxygenate additives; or

–	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.
     We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     Central Iowa Energy was formed as an Iowa limited liability company on March 31, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Newton, Iowa and engaging in the production of biodiesel and its co-products, including glycerin.
     On January 29, 2007, we filed a Form 10-SB registration statement with the Securities and Exchange Commission indicating that as of our fiscal year ended September 30, 2006, we had total assets exceeding $10 million and more than 500 unit holders. Because our membership units are now registered under the Securities and Exchange Act of 1934, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules and our directors, officers and significant unit holders are now subject to additional reporting obligations.
     As of May 1, 2007, construction of our plant is approximately 99% complete and all that remains to be finished is the wastewater pretreatment system and certain other minor items, such as site grading and seeding. None of these outstanding items, including the wastewater pretreatment system, impacts our ability to operate the plant. We expect that the plant will be fully completed by May 31, 2007. We did not commence operations of our plant during the quarter ended March 31, 2007. However, our operations did commence subsequent to the period covered by this report. On April 5, 2007 we received a certificate of substantial completion for our production facility from Renewable Energy Group, Inc. (REG), our design-builder, and commenced operations of our plant. We sold our first shipment of biodiesel on April 20, 2007. We will spend the next several months completing construction of our wastewater pretreatment system and operating our biodiesel plant.
     We expect to fund our operations during the next 12 months using cash flow from our credit facilities and our future operations. On May 1, 2007, subsequent to the period covered by this report, our $27,000,000 construction loan from F&M Bank — Iowa converted into two separate credit facilities. The first is a $22,000,000 term loan and the second is a $5,000,000 revolving term loan. We are also in the process of obtaining an additional $2,000,000 revolving line of credit from F&M Bank — Iowa.
     We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil from which our biodiesel and glycerin are processed; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     For the period ended March 31, 2007, our biodiesel plant was still under construction and operations had not yet commenced. Because we were not operational for the period covered by this report, we do not have any comparable income, production or sales data.

     Plan of Operations for the Next 12 Months
     We expect to spend the next 12 months (1) completing construction of the wastewater pretreatment system and other minor non-operational construction projects at the plant; (2) operating our plant and engaging in the production of biodiesel; and (3) procuring inputs for biodiesel production and marketing our biodiesel and glycerin.
Plant Construction Activity
     On March 10, 2006, we entered into a design-build agreement with REG for the design and construction of our biodiesel plant for a total price of $38,048,500, subject to further adjustment for change orders. In June 2006, we approved a change order in the amount of $27,500. In February 2007 we approved five change orders totaling $1,250,000. Our contract price under the design-build agreement is therefore now equal to approximately $39,326,000. Pursuant to a letter agreement entered into in August 2006, we agreed to issue REG 1,000 of our membership units as payment for the last $1,000,000 of design-build services rendered by REG to the company pursuant to the design-build agreement. As of April 30, 2007, we have paid REG a total of approximately $36,721,635 under the design-build agreement and have a payable outstanding to REG in the amount of approximately $2,604,365, including retainage. The last $1,000,000 of this payable outstanding will be paid in membership units pursuant to the August 2006 letter agreement. Therefore, we owe REG cash payments in the amount of approximately $1,604,365. We expect to make our last payment under the design-build agreement and issue membership units to REG by May 31, 2007.
     As of May 1, 2007 our plant was approximately 99% complete and all that remains to be completed is the wastewater pretreatment system and other minor non-operational projects, such as site grading and seeding, all of which do not impact our ability to operate the plant. On April 5, 2007, subsequent to the period covered by this report, we received a certificate of substantial completion from REG and commenced operations of the plant. The following chart lists the status of various projects related to construction of the plant as of May 2007:

Project:	Status:
Dirt and Site Work	Work was completed in June 2006.

Process Building	Work was completed in July 2006.

Storage Tanks	Work was completed in March 2007.

Administration Office	Work was completed in March 2007.

Truck Loading and Scale	Work was completed in January 2007.

Utilities – Electrical	Permanent electrical service was established to the facility in May 2006. Equipment wiring was complete in March 2007.

Utilities – Water	Work was completed in October 2006.

Utilities — Gas	Work was completed in October 2006.

Utilities — Sewer	A sewer connection has been established and, as of May 2007, the wastewater pretreatment system was approximately 75% complete.

Railroad Siding	Work was completed in January 2007.

Process Control System	Work was completed in February 2007.

Boiler System	The boiler system was completed in February 2007.

Pretreatment System	Work was completed in March 2007.
Completion of Construction
     The wastewater pretreatment system is the only significant project that has not yet been completed. We have entered into a Wastewater Treatment Agreement with the City of Newton which permits us to connect into and dispose of our wastewater through the City of Newton’s wastewater disposal system. In order to utilize the City of Newton’s wastewater disposal system, our wastewater must meet certain standards. Completion of our wastewater pretreatment system will allow us to ensure that all of our wastewater meets the City’s requirements. Until we are able to pretreat our wastewater, it is unlikely that all of our wastewater will meet the City of Newton’s standards. Accordingly, until the wastewater pretreatment system is finished, we will dispose of any of our wastewater that does not meet the City of Newton’s standards by trucking it to Des Moines, Iowa. There will be a slightly higher cost associated with trucking the wastewater to Des Moines, as compared to the cost of utilizing the City of Newton’s disposal system. However, the wastewater pretreatment system will not affect our ability to operate the plant and to produce biodiesel. We were able to commence operations of the plant on April 5, 2007, subsequent to the period covered by this report.
     We anticipate that construction of the plant will be fully completed by May 31, 2007. However, we may experience construction delays caused by a variety of factors, including factors outside of our control, such as weather-related delays.
     We anticipate that we will make our final payments on the design-build agreement and issue membership units to REG in exchange for the last $1,000,000 in design-build services payable under the agreement by May 31, 2007.
Permitting
     Thompson Environmental Consulting, Inc. has assisted us in obtaining our required permits. We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. We are now subject to ongoing environmental regulations and testing.
Plant Management, Feedstock Procurement and Marketing
     We entered into a Management and Operational Services Agreement with Renewable Energy Group, Inc. (REG), our design-builder, on August 25, 2006 to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG will provide us with: (1) a general manager; (2) an operations manager; (3) feedstock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. This agreement will continue for an initial term of three (3) years from the end of the first month in which we commence production. Thereafter, the agreement will automatically renew for successive one (1) year terms unless either party provides twelve months written notice of termination to the other party. The following are summaries of the services REG will provide us under the agreement.
     Feedstock Procurement. REG is responsible for arranging for the purchase and procurement of soybean oil and other types of feedstock as may be needed for the production of biodiesel at our facility. With respect to such services, REG will also:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstocks at competitive prices meeting specifications and in quantities adequate to satisfy the production schedule of our plant;

•	Negotiate for discounts on feedstocks, where obtainable;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries; and

•	Provide analysis and audit of bulk transportation providers.
     Chemical Inputs Procurement. REG is responsible for purchasing chemical inputs necessary for the production of biodiesel at our plant. With respect to such services, REG will also:
•	Perform due diligence requirements for investigation of suppliers of the chemical inputs;

•	Provide analysis and audit of chemical suppliers and bulk transportation suppliers;

•	Purchase chemical inputs at competitive prices meeting specifications for use in our plant;

•	Negotiate for discounts on the purchase of chemical inputs, where obtainable;

•	Procure adequate chemical inputs to meet our production schedules; and

•	Arrange for transportation, logistics, and scheduling services for chemical input deliveries by suppliers.

          Sales and Marketing. REG will utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at established prices. With respect to such services, REG agrees to provide:
•	Market analysis of biodiesel supply and demand;

•	Market access to REG’s developed biodiesel distribution channels;

•	Analysis and audit of biodiesel customers, including for creditworthiness, and bulk transportation providers;

•	Marketing specialists and sales representatives to attain and establish sales opportunities and relationships for our products;

•	Arrangements for transportation, logistics, and scheduling of biodiesel shipments;

•	Arrangements for leased tankers for rail shipments, where advantageous;

•	Oversight and reconciliation of shipments, invoicing and payments on a weekly basis; and

•	Provide invoicing and accounts receivable management for biodiesel shipments.
          Administrative Services. REG will provide administrative services to support the operations of our plant, including:
•	Accounting;

•	Human Resources;

•	Information Technology;

•	Payroll; and

•	Communications.
          REG has also provided us with a general manager and operations manager pursuant to the Management and Operational Services Agreement. In July 2006, REG hired Derek Winkel to serve as our general manager. Since July, Mr. Winkel has been overseeing the development of our facility and has worked closely with our board of directors. He will also be responsible for directing staff, personnel, and plant operations. In November 2006, REG hired Phil Abels to serve as our operations manager. He will be responsible for scheduling our biodiesel production, managing our plant technology, and overseeing facility and equipment maintenance.
     For the services described above, we have agreed to pay REG a monthly fee and a net income bonus.
•	Monthly Fee. For the first month in which our biodiesel is sold, and for six months thereafter, we will pay a monthly per gallon fee based on the number of gallons of biodiesel sold. Thereafter, we will pay a monthly per gallon fee based on the number of gallons of biodiesel produced at our plant.

•	Net Income Bonus. We will pay an annual bonus to REG based on the amount of our annual net income, as that term is defined in the agreement. REG’s bonus is based on the amount of our annual net income.
Administration and Employees
          As of March 31, 2007, we had twenty-six (26) full-time employees. Additionally, subsequent to the period covered by this report, we hired two additional employees – a laboratory technician and an accounting assistant – for a total of twenty-eight (28) employees. We do not expect to hire any more employees in the near future, as the current number of employees suits our needs. The chart below summarizes the type and number of positions that we have filled as of May 1, 2007.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	16
Accounting Manager	1
Mechanic	1
Electrician	1

JOB TITLE	NUMBER EMPLOYEES
Administrative Assistant	1
Shipping/Receiving	4
Operations Supervisor	1
Quality Assurance Manager	1
Laboratory Technician	1
Accounting Assistant	1
Total	28
     Our general manager and operations manager are employed by REG and placed at our facility pursuant to our Management and Operations Agreement. We directly employ all other employees and have sole responsibility for the terms and conditions of their employment. Pursuant to the Management and Operational Services Agreement, REG assists us in hiring and training our personnel and provides human resource and payroll assistance. The compensation and benefits associated with the position of general manager and operations manager is paid by REG. We are responsible for other staff and personnel costs.
     On March 12, 2007, we entered into an Industrial New Jobs Training Agreement with Des Moines Area Community College (DMACC) in Ankeny, Iowa for the establishment of a new jobs training program to educate and train employees of Central Iowa Energy. The services provided pursuant to this program include management and supervisory training, technical and safety training, and professional job skills training. The program will also include training materials. Up to $76,000 is available for training under this program. DMACC will issue training certificates to provide funding for the project. DMACC’s project costs will be paid by incremental property taxes to be derived from the Company’s business, the receipt of a portion of the increased payroll withholding tax revenues resulting from the creation of the new jobs, and, if such funds are insufficient, the Company’s funds. The term of the agreement will not exceed ten (10) years. The Company will be required to pay the project costs to the extent that the new jobs credit from withholding and incremental property taxes are insufficient to pay the project costs, including the principal and interest on the certificates.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
     We are subject to industry-wide factors that will affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry. The costs of feedstock account for 70-90% of the cost to produce biodiesel. Fluctuation in the price of feedstock may change our return on investment. As a result, if the costs of feedstock increase, our members may receive lower than anticipated returns on their investment.
     Our revenues will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our future revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our members’ investment. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, we do not expect current biodiesel prices to be sustainable in the long-term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.
     We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel.

The RFS mandates that refiners use 7.5 billion gallons of renewable fuels annually by 2012. The standard started at 4 billion gallons in 2006 and increases to 7.5 billions in 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
          Biodiesel production continues to grow as additional plants become operational. According to the National Biodiesel Board, in 2006 approximately 200 to 250 million gallons of biodiesel were produced in the United States. This is approximately a three fold increase from the 2005 biodiesel production level of 75 million gallons. The National Biodiesel Board currently estimates that there are 105 active biodiesel plants in the United States with total annual production capacity of 864.4 million gallons. Seventy-seven companies have plans to construct new biodiesel plants and eight companies have plans to expand their existing biodiesel plants. The plants currently under construction and expansion, if realized, will add another 1.7 billion gallons to U.S. annual biodiesel production capacity. Biodiesel plants are operating or have been proposed in a total of 36 states. Currently, there are nine operating biodiesel plants in Iowa and at least four other companies have biodiesel plants under construction in Iowa. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
          Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
          Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Critical Accounting Estimates
          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. As we have not commenced operations, we are in the process of implementing critical accounting policies. These policies are described in the notes to the financial statements.
Off-balance Sheet Arrangements
          We have no off-balance sheet arrangements.
Liquidity and Capital Resources
          As of March 31, 2007, we had the following assets: plant and equipment of $39,790,471, current assets of $1,715,908, other assets of $403,717, and total assets of $41,910,096. As of March 31, 2007, we had total current liabilities of $4,931,548 and long-term debt of $15,476,256. Members’ equity was $21,502,292 as March 31, 2007, and consisted of an accumulated deficit of $1,346,828 and members’ contributions, net of the cost of raising capital, of $22,849,120. For the six months ended March 31, 2007, we had total revenues of $0 and a net loss of $401,640.

     Use of Capital
     We expect to have sufficient cash available from our lines of credit and operations to cover our costs over the next twelve months. We expect our costs over the next twelve months to include office, audit, legal, inventory, staffing, start-up, and working capital. We anticipate making significant purchases of soy oil and other inputs necessary for biodiesel production in the next twelve months and will rely upon our cash reserves, senior and subordinated debt financing and lines of credit to finance our operations.
     We anticipate a total project cost, including start up expenses, to be approximately $50,554,000. We expect to pay REG approximately $39,326,000 under the terms of our design-build agreement for material and labor to construct the plant. We anticipate we will make our final monetary payment to REG by May 31, 2007, at which time we anticipate that we will also issue $1,000,000 in membership units pursuant to our August 2006 letter agreement under which we agreed to issue REG membership units in exchange for the last $1 million in design-build services rendered under the design-build agreement.
     Sources of Funds
     The total project cost for the plant, including start up expenses, is estimated to be approximately $50,554,000 assuming no unknown material changes are required. We financed the development and construction of the plant with a combination of equity and debt capital. We have also received grant income. Based upon our current total project cost estimate of $50,554,000, we expect our equity and available debt capital sources to be sufficient to complete plant construction and commence operations. We do not expect to raise any additional funds in the next twelve months. The following schedule sets forth our sources of capital:

Source of Funds			Percent of Total
Member Equity, Intrastate Offering ($1,000 per unit)	$19,154,000		37.88%
Member Equity, Seed Capital ($500 per unit)	$2,390,000		4.73%
Member Equity, Final Construction Loan Payment ($1,000 per unit)	$1,000,000		1.98%
Member Equity, Exercised Director Options ($500 per unit)	$600,000		1.19%
Construction Loan	$27,000,000		53.41%
Low/Zero Interest Loans	$400,000		0.79%
Grant Income	$10,000		0.02%
Total Sources of Funds	$50,554,000	(1)	100%

(1)	This amount excludes non-cash equity-based compensation recognized by the company in connection with the units paid to The Biodiesel Group as compensation under its consulting agreement with the company entered into in July 2005 and its directors’ unit option plan.
     Equity Financing
     We raised $19,154,000 by issuing 19,154 of our units to investors through an intrastate offering registered in the state of Iowa in January 2006, which supplemented our seed capital equity of $2,390,000 raised in the fall of 2005. In December 2005, our directors were extended the option to purchase 100 additional units at $500 per unit. All of our directors chose to exercise their options to purchase units in October 2006, and this resulted in the issuance of 1,200 additional membership units for an aggregate price of $600,000.
     Debt Financing
     In September 2006, we received $29,000,000 in debt financing with F&M Bank — Iowa. AgStar Financial Services, ACA is the disbursing agent under the financing agreement. The financing agreement with F&M Bank — Iowa provides for a $27,000,000 construction loan that will be converted into two credit facilities sixty (60) days following the completion of the construction of our plant, which is estimated to be May 31, 2007. The first credit facility will consist of a $5,000,000 revolving term loan to be used for cash and inventory management. The second credit facility will be a $22,000,000 term loan. The interest rates on these term loans is a variable rate equal to the 30 day LIBOR plus 325 basis points, subject to adjustments as outlined by our financing agreement. The maturity dates for each of these credit facilities is the five (5) year anniversary of the date of conversion of the construction loan into the two facilities described above. On May 1, 2007, subsequent to the period covered by this report, our construction loan converted into the two facilities described above.
     The financing agreement also provides that sixty (60) days following the completion of our plant, we can obtain a $2,000,000 revolving line of credit for general corporate and operating purposes. The revolving line of credit will bear interests at a variable rate equal to LIBOR plus 325 basis points, subject to adjustments as outlined by our financing agreement. This loan will be due on the one year anniversary of the date of conversion. As of May 2007, we are currently in the process of obtaining this revolving line of credit.
     In connection with this financing arrangement, we executed a mortgage and security agreement in favor of F&M Bank – Iowa, granting a security in all of our assets.
     Grants and Government Programs
     We have additional debt financing in the amount of $400,000 with the Iowa Department of Economic Development (IDED), $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. We will repay the $300,000 zero interest loan in sixty monthly installments of $5,000. To receive a permanent waiver of the forgivable loan, we must meet certain conditions, including the creation of certain jobs. These loans are secured by a security interest in an irrevocable standby letter of credit.
     We also received a $5,000 grant from both the Iowa Soybean Association and the Farm Bureau Federation, for a total of $10,000 in grant income.
     Further, we are eligible to receive approximately $2,350,000 in tax incentives and assistance pursuant to IDED’s High Quality Job Creation Program. Pursuant to this program, we may claim an investment tax credit up to 5% of certain qualifying expenditures directly related to new jobs created by the start-up of our business, provided that certain conditions are met. We are also eligible to claim certain additional research activities credits and a refund of sales, service and use taxes paid to contractors and subcontractors in connection with the construction of our biodiesel facility, provided that certain conditions are met.
     Use of Proceeds
     The following table describes the estimated use of Central Iowa Energy’s offering and debt financing proceeds. These figures are estimates only, and the actual uses of proceeds could vary significantly from the descriptions given below.

Use of Funds:	Amount Budgeted:
General Process System	$24,618,470
Refinery Process System	$4,500,000
Animal Fat Process System	$5,000,000
Administrative Building	$761,800
Sales Tax	$860,000
Office Equipment/Computer	$215,000
Misc. Construction Costs	$950,000
Land and Site	$1,332,200
Railroad	$3,127,850
Fire and Water	$696,180
Rolling Stock	$375,000
Construction Contingency	$250,000
Start-up Costs & Working Capital	$7,867,500
TOTAL	$50,554,000
     Operating Costs
     Subsequent to the period covered by this report, our plant began operations and has engaged in the production of biodiesel. We expect that our operating costs and expenditures for the next 12 months will primarily consist of feedstock costs, chemical and other variable costs, and certain fixed costs. Below is a breakdown of our estimated operating costs.
     Estimated Operating Costs

Feedstock Cost	$69,900,000
Chemical/Variable Costs	$11,310,000
Fixed Costs	$10,506,492

Total Estimated Operating Costs	$91,716,492
Research and Development
     We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.
Costs and Effects of Compliance with Environmental Laws
     We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the permits required to construct the plant. We have obtained, all of the necessary permits to begin plant operations. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
     We will be subject to oversight activities by the Environmental Protection Agency (EPA). We will be obtaining an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa and EPA environmental rules are subject to change, and any such changes could result in greater regulatory burdens on our plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant. If successful, such claims could result in an adverse effect on our ability to operate and profit from our biodiesel production.
Item 3. Controls And Procedures
     Central Iowa Energy has, under the supervision and with the participation of Central Iowa Energy’s management, including Central Iowa Energy’s President and Chief Executive Officer and Central Iowa Energy’s Chief Financial Officer, evaluated the effectiveness of Central Iowa Energy’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. Central Iowa Energy’s President and Chief Executive Officer and Central Iowa Energy’s Chief Financial Officer have concluded, based on that evaluation, that Central Iowa Energy’s disclosure controls and procedures have been effective for the purposes for which they are intended.
     No change in Central Iowa Energy’s internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected or is reasonably likely to materially affect, Central Iowa Energy’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this quarterly report, Central Iowa Energy was not aware of any material pending legal proceedings to which Central Iowa Energy was a party or of which any of Central Iowa Energy’s property was subject, other than ordinary routine litigation, if any, that was incidental to Central Iowa Energy’s business. As of the date of this quarterly report, Central Iowa Energy was not aware that any governmental authority was contemplating any proceeding against Central Iowa Energy or any of the Company’s property.

Item 1A. Risk Factors.
          Risk factors are discussed in our registration statement on Form 10-SB/A, as filed on March 29, 2007. The risks described in our registration statement on Form 10-SB/A are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form 10-SB. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form 10-SB/A.
Any operational disruption in our facility could result in a reduction of our sales volumes and could cause us to incur substantial losses.
          Most of our revenues will be derived from the sale of biodiesel and the related co-products that we produce at our facility. Our operations may be subject to significant interruption if our facility experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may be unable to renew this insurance on commercially reasonable terms or at all.
Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.
          Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity and rail cars;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
          Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On March 1, we issued 38 units to our treasurer and director, Scot Farver, as payment for rent pursuant to a lease agreement for temporary office space entered into by the company in July 2005. The lease provided that rent would be payable at the rate of 2 membership units per month beginning August 2005 and that the units would be issued upon termination of the lease. We terminated the lease on March 1, 2007 when our permanent office facilities were completed. The value of these units was based upon the fair market value at the date they vested. The ten units that vested prior to the date of our registered intrastate offering were each valued at $500. The twenty-eight units that vested during and after the month in which our registered intrastate offering took place were each valued at $1,000. These units have an aggregate value of approximately $33,000.
          We were able to rely on Section 3(a)(11) of the Securities Act for the issuance of these membership units to Scot Farver because we issued units only to a resident of the State of Iowa and the recipient of securities represented his intention to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. We gave the investor information about the company and gave him the opportunities to ask questions regarding the terms and conditions of the offering.
     None of our membership units were purchased by or on behalf of Central Iowa Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Central Iowa Energy during the period covered by this report.
Item 3. Defaults Upon Senior Securities.
     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Central Iowa Energy exceeding 5% of the total assets of Central Iowa Energy.
     No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of membership units of Central Iowa Energy which is registered or which ranks prior to any class of registered membership units.
Item 4. Submission of Matters to Security Holders.
     No matters were submitted to a vote of the members of Central Iowa Energy, through the solicitation of proxies or otherwise, during the period of January 1, 2007 through March 31, 2007.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The following exhibits are filed as part of this report.

Exhibit		Method of
No.	Description	Filing

10.12	Preliminary Industrial New Jobs Training Agreement between Des Moines Area Community College and Central Iowa Energy, LLC dated January 1, 2007.	1

10.13	Project Coordinator Agreement	1

10.14	Consulting Agreement between The Biodiesel Group, LLC and Central Iowa Energy, LLC dated July 7, 2005.	2

10.15	Lease between Farver Rental and Central Iowa Energy, LLC dated December 14, 2005.	2

10.16	Gas Sales Contract between Aquila, Inc. and Central Iowa Energy, LLC dated May 30, 2006.	2

10.17	Water User’s Membership Agreement between Central Iowa Water Association and Central Iowa Energy, LLC dated June 29, 2006.	2

10.18	Industrial Track Agreement between Iowa Interstate Railroad, LTD and Central Iowa Energy, LLC dated December 11, 2006.	2

10.19	Industrial New Jobs Training Agreement between Central Iowa Energy, LLC and Des Moines Area Community College dated March 12, 2007	*

Exhibit		Method of
No.	Description	Filing
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form 10-SB, No. 000-52429, originally filed on January 29, 2007.

(2)	Incorporated by reference to the exhibit of the same number on our Pre-Effective Amendment #1 to our Registration Statement on Form 10-SB, No. 000-52429, originally filed on March 29, 2007.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL IOWA ENERGY, LLC

Date: May 11, 2007	/s/ John E. Van Zee John E. Van Zee
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2007	/s/ Kimberly Smith Kimberly Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)