Form 10QSB
period 2007-06-30
Central Iowa Energy, LLC
filed 2007-08-14
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2007
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
(641) 791-1010
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of August 1, 2007, there were 26,672 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Balance Sheets

	June 30,	September 30,
	2007	2006
ASSETS

Current Assets
Cash and equivalents	$2,798,444	$—
Margin deposits	103,039
Trade accounts receivable — related party	2,050,796
Other receivables	1,046,826
Prepaid expenses	264,240	588
Inventories	4,999,367	—

Total current assets	11,262,712	588

Property and Equipment
Land and improvements	2,653,014	249,742
Office equipment	39,499	5,787
Office building	629,300	—
Plant and process equipment	37,192,498	—
Construction in process — related party	—	26,429,774

	40,514,311	26,685,303
Less accumulated depreciation	658,461	1,299

Net property and equipment	39,855,850	26,684,004

Other Assets
Financing costs, net of amortization	393,511	368,878

Total Assets	$51,512,073	$27,053,470

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$1,464,327	$—
Revolving line of credit	1,000,000	—
Checks drawn in excess of bank balance	—	216,613
Derivative Instruments	747,052	—
Accounts payable	816,137	91,182
Accounts payable — related party	230,202
Membership payable	—	30,000
Construction payable — related party, including retainage of $114,831 and $1,302,521, June 2007 and September 2006, respectively	114,831	5,421,743
Accrued interest payable	182,701	—
Accrued expenses	82,971	—

Total current liabilities	4,638,221	5,759,538

Long-Term Debt, less current maturities	25,419,197	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 25,672 and 24,434 units outstanding, June 2007 and September 2006, respectively	22,849,120	22,216,120
Membership units earned but not issued	1,000,000	23,000
Deficit accumulated	(2,394,465)	(945,188)

Total members’ equity	21,454,655	21,293,932

Total Liabilities and Members’ Equity	$51,512,073	$27,053,470

Notes to Unaudited Financial Statements are an integreal part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2007	2006
Revenues
Sales to related party	$14,448,931	$—

Cost of Goods Sold	14,503,465	—

Gross (Loss)	(54,534)	—

Operating Expenses
Professional fees	32,055	3,307
Project coordinator	—	13,000
General and administrative	466,628	21,095
Equity based compensation	—	200,000

Total	498,683	237,402

Operating (Loss)	(553,217)	(237,402)

Other Income
Grant and other income	—	—
Interest income	27,695	216,547
Interst expense	(522,115)	—

Total	(494,420)	216,547

Net (Loss)	$(1,047,637)	$(20,855)

Weighted Average Units Outstanding	25,672	24,434

Net (Loss) Per Unit — Basic and Diluted	$(40.81)	$(0.85)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2007	2006
Revenues
Sales to related party	$14,448,931	$—

Cost of Goods Sold	14,718,393	—

Gross (Loss)	(269,462)	—

Operating Expenses
Professional fees	159,208	127,880
Project coordinator	—	36,000
General and administrative	537,020	66,738
Equity based compensation	—	433,333

Total	696,228	663,951

Operating (Loss)	(965,690)	(663,951)

Other Income
Grant and other income	—	10,100
Interest income	38,528	288,056
Interest expense	(522,115)	—

Total	(483,587)	298,156

Net (Loss)	$(1,449,277)	$(365,795)

Weighted Average Units Outstanding	25,563	12,943

Net (Loss) Per Unit — Basic and Diluted	$(56.69)	$(28.26)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Statement of Changes in Members’ Equity (Deficit)

Balance — March 31, 2005	$—

Capital contributions — 260 units, $500 per unit, July, 2005	130,000

Equity units exchanged for services, 500 units, $500 per unit, September, 2005	250,000

Members units earned but not issued	2,000

Net (loss) for the period ended September 30, 2005	(454,466)

Balance — September 30, 2005	(72,466)

Capital contributions — 4,520 units, $500 per unit, October, 2005	2,260,000

Capital contributions — 19,154 units, $1,000 per unit, March, 2006	19,154,000

Cost of Raising Capital	(177,880)

Members units earned but not issued	21,000

Equity based compensation	600,000

Net (loss) for the period ended September 30, 2006	(490,722)

Balance — September 30, 2006	21,293,932

Capital contributions — 1,200 units, $1,000 per unit, October, 2006	600,000

Members units earned but not issued	10,000

Issued 38 units for units earned but previously not issued, March 2007	—

Members units earned but not issued	1,000,000

Net (loss) for the period ended June 30, 2007	(1,449,277)

Balance — June 30, 2007	$21,454,655

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2007	2006
Cash Flows from Operating Activities
Net (loss)	$(1,449,277)	$(365,795)
Adjustments to reconcile net (loss) to net cash from operations:
Depreciation and amortization	667,368	843
Membership units earned for rent	10,000	15,000
Change in assets and liabilities
Restricted cash	(103,039)	—
Accounts receivable	(2,050,796)	—
Other receivable	(1,046,826)	—
Grant receivable	—	5,000
Inventories	(4,999,367)	—
Prepaid expenses	(263,652)	5,957
Derivative instruments	747,052	—
Accounts payable	980,808	(41,769)
Accrued expenses	82,971	—
Accrued interest payable	182,701	—

Net cash used in operating activities	(7,242,057)	(380,764)

Cash Flows from Investing Activities
Payments for short term investments	—	(14,342,965)
Capital expenditures	(15,710,332)	(6,606,111)
Purchase of land	(2,403,272)	(223,942)

Net cash used in investing activities	(18,113,604)	(21,173,018)

Cash Flows from Financing Activities
(Decrease) in checks drawn in excess of bank balance	(216,613)	—
Proceeds from long term debt	27,000,000	—
Payments on long term debt	(116,476)
Proceeds from revolving line of credit	1,000,000	—
Payments for financing costs	(82,806)	(47,166)
Member contributions	600,000	21,847,333
Costs related to capital contributions	—	(165,936)
Payments to members	(30,000)	(55,000)

Net cash provided by financing activities	28,154,105	21,579,231

Net Increase in Cash	2,798,444	25,449

Cash — Beginning of Period	—	31,454

Cash — End of Period	$2,798,444	$56,903

Supplemental Disclosure of Noncash
Investing and Financing Activities

Construction costs in accounts payable	$114,831	$3,404,916

Financing costs included in accounts payable	$—	$5,693

Membership units to be issued for capital expenditures	$1,000,000	$—

Amortization of financing costs included in construction in process	$22,316	$—

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPAL BUSINESS ACTIVITY – Central Iowa Energy, LLC, (an Iowa Limited Liability Company) was organized with the intentions of developing, owning and operating a 30 million gallon biodiesel manufacturing facility near Newton, Iowa. The Company was in the development stage until April 2007, when the Company commenced operations.
BASIS OF PRESENTATION – The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006 included in the Company’s Registration Statement on Form 10-SB.
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
USE OF ESTIMATES – Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles of the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
REVENUE RECOGNITION – Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured.
In accordance with the Company’s agreements for the marketing and sale of biodiesel and related products, commissions due to the marketers are deducted from the gross sale price at the time of payment. Commissions were approximately $108,000 for the three and nine months ended June 30, 2007. No commissions were paid for the periods ending June 30, 2006.
CASH AND EQUIVALENTS – The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and equivalents.
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
ACCOUNTS RECEIVABLE – Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at June 30, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at June 30, 2007.
INVENTORIES – Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DERIVATIVE INSTRUMENTS – The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchase or normal sales. Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.
The Company enters option contracts in order to reduce the risk caused by market fluctuations of soybean oil and natural gas. These contracts are used to fix the purchase price of the Company’s anticipated requirements of soybean oil and natural gas in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The Company recognized a net gain of $166,551 during the three months ended June 30, 2007 which consisted of a realized gain of $913,604 and an unrealized loss of $747,052. The unrealized loss related to derivative contracts is recorded as a separate liability on the balance sheet as of June 30, 2007. There was no activity prior to the June 30, 2007 quarter.
PROPERTY AND EQUIPMENT – Property and equipment is carried at cost. Depreciation and amortization are provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company initiated operations on April 3, 2007 and began depreciating the portion of the plant in service at that time. Depreciation is computed using the straight-line method over the following estimated useful lives:

Land improvements	15-20 years
Office building	10-20 years
Office equipment	5 years
Plant and process equipment	10-20 years
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
LOAN ORIGINATION FEES – Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the nine months ended June 30, 2007 and 2006 was $33,522 and $0.
FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying value of cash and equivalents approximates the fair value.
INCOME TAXES – The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision has been calculated. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.
UNIT OPTIONS – The Company adopted a Unit Option agreement in December 2005 under which options to acquire 1,200 membership units of the Company were granted to the directors at $500 per unit. The options were exercisable upon financial closing and would expire 30 days after financial closing. The Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. $600,000 of stock-based compensation was reflected in net income, based on the difference between the exercise price and the fair market value of the underlying unit on the date of grant. In October 2006, these options were exercised and additional capital of $600,000 was accepted in exchange for 1,200 units.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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
The following table illustrates the effect on net loss and loss per unit had the Company applied the fair value recognition method of SFAS 123 for the three and nine month periods ended June 30, 2006. There was no effect in the three and nine month periods ended June 30, 2007.

	Three
	Months	Nine Months
	ended June	ended June
	30, 2006	30, 2006
Net (Loss):
As reported	$(20,855)	$(365,795)
Deduct total stock-based compensation expense determined under minimum value based method for all awards	(6,625)	(14,354)

Pro forma	$(27,480)	$(380,149)

(Loss) per unit:
As reported	$(.85)	$(28.26)
Pro forma	$(1.12)	$(29.37)
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
NOTE C: INVENTORIES
Inventories consist of the following as of June 30, 2007:

Raw materials	$2,481,524
Work in process	132,708
Finished goods	2,385,135

Total	$4,999,367

NOTE D: MEMBERS’ EQUITY
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
NOTE E: RELATED PARTY TRANSACTIONS
The Company paid a development consulting company partially owned by a member for project coordination and consulting, to prepare a feasibility study and business plan, and to assist with lender negotiations. As of June 30, 2007, all services under these agreements had been completed.
In 2005, the Company paid a consulting company owned by five members of the Company for project development services, including equity marketing and coordination and securing debt financing. As of June 30, 2007, the Company had incurred consulting charges of approximately $325,000, which includes $250,000 of services exchanged for 500 units issued to the owners of the consulting company.
The Company had a lease agreement with a member for office space. The agreement required payment in the form of two membership units per month payable at the termination of the lease agreement. As of June 30, 2007, the Company has recorded $33,000 in lease expense and issued 38 membership units to the member. Total rent expense under this agreement was $10,000 and $15,000 for the nine months ended June 30, 2007 and 2006, respectively.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
The Company has an agreement with the design-builder for the issuance of 1,000 membership units in exchange for the final $1,000,000 of design-build services rendered. As of June 30, 2007, the Company has recorded $1,000,000 as membership units earned but not issued. In July 2007, the Company issued 1,000 membership units to the design-builder in connection with this agreement.
NOTE F: REVOLVING LINE OF CREDIT
The Company has a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company is required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note is secured by substantially all assets of the Company. As of June 30, 2007, $1,000,000 was outstanding under the revolving line of credit.
NOTE G: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at June 30, 2007:

Mortgage Term Note payable to F & M Bank — Iowa – See details below	$21,883,524

Term Revolving Note payable to F & M Bank – Iowa – See details below	5,000,000

26,883,524
Current maturities	1,464,327

$25,419,197

The estimated maturities of long-term debt at June 30, 2007 are as follows:

2008	$1,464,327
2009	1,594,868
2010	1,737,047
2011	1,891,901
2012	20,195,381

Total long-term debt	$26,883,524

The Company has available loan commitments from F & M Bank — Iowa for the purpose of funding a portion of the cost of the biodiesel plant. The commitments consist of a $21,883,524 term loan and a $5,000,000 revolving term loan.
The term loan requires monthly principal and interest payments of $273,593 commencing June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement. As of June 30, 2007, the Company owed $21,883,524 under the term loan agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving line of credit agreement as of June 30, 2007.
The agreements provide for several different interest rate options including variable and fixed options (8.57% variable on the term note and revolving line of credit note, as of June 30, 2007). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’ equity, measured quarterly. The notes are secured by essentially all of the Company’s assets.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereas the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 19 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of June 30, 2007, no amounts have been received or requested.
NOTE H: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the nine months ended June 30, 2007 and 2006, was $2,324 and $0, respectively.
NOTE I: COMMITMENTS AND CONTINGENCIES
Design-Build Contract
The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to approximate $50,554,000. The Company has signed a lump sum design-build agreement with Renewable Energy Group (REG), to design and build the biodiesel plant at a total contract price of approximately $39,326,000. The Company paid the contractor approximately $1,800,000 for pre-construction services, which were applied to the total design-build contract price. As of June 30, 2007, the construction of the biodiesel plant is completed and the assets are placed in service. The total costs incurred by the Company under the contract are approximately $39,599,699, with approximately $114,831 included in construction payable.
In August 2006, the Company also executed an agreement with the design-builder for the issuance of 1,000 membership units in exchange for the final $1,000,000 of design-build services rendered. The units shall be subject to all terms and conditions of the operating agreement. As of June 30, 2007, the Company has recorded $1,000,000 as membership units earned but not issued. In July 2007, the Company issued 1,000 membership units to the design-builder in connection with this agreement.
Purchase Contracts
The Company’s forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, and, therefore, unrealized gains and losses on these contracts are not recognized in the Company’s financial statements. The Company has forward soybean oil contracts to purchase approximately 64,900,000 pounds of soybean oil through December 2007 under unpriced basis contracts.
Consulting Contracts
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity will provide a general manager, an operations manager, acquire feed stocks and the basic chemicals necessary for operations and perform administrative, sales and marketing functions. From the date the Company began the sale of biodiesel for a period of six months thereafter, the Company will pay a per gallon fee based on the number of gallons the Company has sold during the month for which the fee is computed. Thereafter, the fee will be a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. The term of the agreement continues until three years after the end of the first month in which the Company begins producing biodiesel, and shall continue thereafter unless and/or until one party provides a written notice of termination to the other party at least 12 months prior to termination date. Either party may terminate the agreement for causes as defined in the agreement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Land Contracts
In February 2006, the Company entered into an option agreement to purchase 3.44 acres of land in Jasper County, Iowa, for the purchase price of $7,500 per acre. A nonrefundable option deposit of $500 was paid for this option. In November 2006, the Company closed on the transaction and purchased the land for a total purchase price of $25,800.
Utility Contracts
In May 2006, the Company entered into a contract with an unrelated party for the installation of a primary electrical distribution system for approximately $168,000, including change orders. As of June 30, 2007, all work under this contract was completed with a total amount of $163,472 being incurred. In July 2006, the Company executed an additional agreement with the unrelated party to provide the electrical energy required by the Company for a period commencing on July 1, 2006 through July 1, 2007 and shall continue until terminated by either party providing a 90 day advance written notice.
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
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil and animal fats;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.
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
Overview
Central Iowa Energy, LLC (“we” or “Central Iowa Energy”) was formed as an Iowa limited liability company on March 31, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Newton, Iowa and engaging in the production of biodiesel and its co-products, including glycerin and fatty acids.
On January 29, 2007, we filed a Form 10-SB registration statement with the Securities and Exchange Commission indicating that as of our fiscal year ended September 30, 2006, we had total assets exceeding $10 million and 500 or more unit holders. Because our membership units are now registered under the Securities and Exchange Act of 1934, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules and our directors, officers and significant unit holders are now subject to additional reporting obligations.
On April 5, 2007, we received a certificate of substantial completion for our biodiesel production plant from our design-builder, Renewable Energy Group, Inc. (REG) and commenced operations of the plant. After having our biodiesel tested to certify that our biodiesel meets ASTM standards, we sold our first shipment of biodiesel on April 20, 2007. On April 19, 2007 our vegetable oil pretreatment system was started up and on May 21, 2007 our animal fat pretreatment system was started up. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion by REG. We will spend the next several months operating our biodiesel plant, producing biodiesel and its co-products, including glycerin and fatty acids, and marketing biodiesel, glycerin, and fatty acids.
We expect to fund our operations during the next 12 months using cash flow from our credit facilities and our continuing operations. On May 1, 2007, our $27,000,000 construction loan from F&M Bank — Iowa converted into two separate credit facilities. The first is a $22,000,000 term loan and the second is a $5,000,000 revolving term loan. We also obtained an additional $2,000,000 revolving line of credit from F&M Bank – Iowa on May 29, 2007 to be used for working capital and other short-term financing requirements relative to inventory, receivables, and risk management. If we deem it necessary to obtain additional funds to operate our plant during the next 12 months, we may seek to increase our line of credit by approximately $2 million. Alternatively, if we are unable to obtain any such increase in our line of credit, it is possible our board of directors may decide to attempt to raise additional capital through an issuance of our membership units through one or more private placements. However, in such event, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil and animal fats from which our biodiesel and glycerin are processed; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
Because we became operational during the period covered by this report, we do not yet have comparable income, production and sales data for the nine months ended June 30, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the first nine months of our fiscal year 2006 and the first nine months of our fiscal year 2007, it is important that you keep this in mind.

Plan of Operations for the Next 12 Months
We expect to spend the next 12 months (1) operating our plant and engaging in the production of biodiesel; (2) procuring inputs for biodiesel production; and (3) marketing our biodiesel and its co-products, including glycerin.
Plant Operations
On March 10, 2006, we entered into a design-build agreement with Renewable Energy Group, LLC for the design and construction of our biodiesel plant for a total price of $38,048,500, subject to further adjustment for change orders. On August 7, 2006, we consented to the assignment of the design-build agreement from Renewable Energy Group, LLC to Renewable Energy Group, Inc. Renewable Energy Group, Inc. (REG) was the entity created as a result of a merger between Renewable Energy Group, LLC, InterWest L.C., and West Central Cooperative. In June 2006, we approved a change order in the amount of $27,500 for the addition of a concrete floor to the maintenance building. In February 2007 we approved five change orders totaling $1,250,000 relating to changes to the administrative building, fencing, fire code compliance requirements, the wastewater decant system, and the water treatment system. Our total contract price under the design-build agreement was therefore equal to approximately $39,326,000. Pursuant to a letter agreement entered into on August 21, 2006, we agreed to issue Renewable Energy Group, LLC 1,000 of our membership units as payment for the last $1,000,000 of design-build services rendered under the design-build agreement. Renewable Energy Group, LLC subsequently assigned its rights with respect to the design-build agreement to REG, including its right to receive 1,000 units in Central Iowa Energy under the letter agreement. On June 27, 2007, we further consented to the assignment by REG of its right to receive units in Central Iowa Energy under the letter agreement to REG Ventures, LLC, a wholly-owned subsidiary of REG. As of June 30, 2007, we had a payable outstanding to REG in the amount of $1,114,830 under the design-build agreement. On July 14, 2007, subsequent to the period covered by this report, we made a final cash payment to REG in the amount of $114,830. On July 18, 2007, subsequent to the period covered by this report, we issued REG Ventures, LLC 1,000 membership units as payment for the remaining $1,000,000 due to REG under the design-build agreement. Accordingly, as of July 18, 2007, we have paid all amounts due and payable under the design-build agreement.
Equipment verification at the plant took place in late March and early April 2007. Start-up operations of our plant began on April 2, 2007. This process allowed us to test individual systems within our plant and to gradually commence operations of the entire plant. On April 5, 2007, we received a certificate of substantial completion for our biodiesel plant from REG and commenced biodiesel production. After having our biodiesel tested on April 18, 2007 to certify that our biodiesel meets ASTM standards, we sold our first shipment of biodiesel on April 20, 2007. Our vegetable oil pretreatment system was started up on April 26, 2007, permitting us to pretreat crude vegetable oil for use in the production process. Our process guarantee under the design-build agreement was met on April 26, 2007. This means that the plant specifications contained in our design-build agreement were achieved. On May 21, 2007, the animal fat pretreatment system was started up, permitting us to pretreat animal fats for use in the production process. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion by REG. We are currently producing biodiesel from both vegetable oil and animal fats.
We produced 5,570,793 gallons of biodiesel during the period covered by this report, which is equivalent to approximately 67% of plant capacity; however, this figure is due in part to the gradual start-up process that took place in April 2007. In June 2007, the plant was running at design capacity. We anticipate that the plant will run at approximately 95% capacity during our third fiscal quarter, allowing for normal maintenance. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The rising price of inputs such as soy oil and animal fat, however, may make it difficult to satisfy these objectives and there is no assurance or guarantee that we will be able to consistently satisfy these objectives.
Permitting
Thompson Environmental Consulting, Inc. has assisted us in obtaining our required permits. We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. We are now subject to ongoing environmental regulations and testing.

Plant Management, Feedstock Procurement and Marketing
We entered into a Management and Operational Services Agreement with our design-builder, REG, on August 25, 2006 to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG provides us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. This agreement will continue for an initial term of three (3) years from the end of the first month in which we commenced production, which was April 2007. Thereafter, the agreement will automatically renew for successive one (1) year terms unless either party provides twelve (12) months written notice of termination to the other party. The following are summaries of the services REG provides us under the agreement.
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
Sales and Marketing. REG must utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at established prices. With respect to such services, REG agrees to provide:
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
Administrative Services. REG must provide administrative services to support the operations of our plant, including:
•	Accounting;

•	Human Resources;

•	Information Technology;

•	Payroll; and

•	Communications.

REG has provided us with a general manager and operations manager pursuant to the Management and Operational Services Agreement. In July 2006, REG hired Derek Winkel to serve as our general manager. Since July, Mr. Winkel has been overseeing the development of our facility and has worked closely with our board of directors. He is responsible for directing staff, personnel, and plant operations.
The functions of the general manager under the Management and Operational Services Agreement are to:
•	Utilize his or her ongoing best efforts to successfully and profitably manage the plant in our best interests;

•	Develop an annual budget for presentation to and approval of our board;

•	Attend meetings of our board and provide information upon its request;

•	Insure that all raw product costs are minimized and that all finished product revenues are maximized;

•	Work with us to formulate our mission and goals;

•	Manage the plant’s resources to efficiently achieve such mission and goals;

•	Manage our duties and rights under agreements with third parties relating to the plant;

•	Assist with regulatory affairs monitoring and compliance;

•	Hire, terminate and replace plant personnel as necessary and in all cases in accordance with the policies of our board;

•	Management of governmental relations, including the United States Department of Agriculture’s biodiesel programs; and

•	Perform such other duties as may be agreed upon.
In November 2006, REG hired Phil Abels to serve as our operations manager. He is responsible for scheduling our biodiesel production, managing our plant technology, and overseeing facility and equipment maintenance.
The functions of the operations manager under the Management and Operational Services Agreement are to:
•	Plan and schedule biodiesel production to meet our needs and marketing goals;

•	Monitor and improve quality control;

•	Oversee facility and equipment maintenance;

•	Assist with budgeting and the monitoring of labor and other expenses in the operation;

•	Implement processing changes and new technologies as they evolve, and plan for new projects relating to biodiesel production; and

•	Perform such other duties as may be agreed upon.
For the services described above, we have agreed to pay REG a monthly fee and a net income bonus.
•
Monthly Fee. For the first month in which our biodiesel is sold, which was April 2007, and for six months thereafter (the initial period), we will pay a monthly fee of 5.7 cents per gallon of biodiesel sold by REG. For the first month after the initial period we will pay 5.7 cents per gallon for any biodiesel that was produced but not sold during the initial period in addition to 5.7 cents per gallon of biodiesel produced in the first month following the initial period. Thereafter, we will pay a monthly fee of 5.7 cents per gallon of biodiesel produced at our plant.

•
Net Income Bonus. We will pay an annual bonus to REG based on the amount of our annual net income, as that term is defined in the agreement. REG’s bonus may range from 0% to 6% of our annual net income, depending on our performance, but will not exceed the amount of $1,000,000.

We began making payments under our Management and Operational Services Agreement following commencement of operations. For the period ended June 30, 2007, we have incurred and paid for costs of approximately $102,753 under the Management and Operational Services Agreement.

Energy Management
Effective June 1, 2007, we entered into an Energy Management Agreement with U.S. Energy Services, Inc. (U.S. Energy) under which U.S. Energy will provide natural gas and electricity supply management services. Among these services, U.S. Energy will review natural gas invoices for discrepancies, determine the most beneficial rate structure and method for securing natural gas supplies, negotiate transportation rates with natural gas pipelines and suppliers, and provide risk management services for natural gas, including making hedging recommendations. U.S. Energy will also review electricity invoices for discrepancies, determine the most beneficial rate structure and method for securing electricity, investigate market conditions and negotiate favorable agreements with electricity suppliers, and analyze electricity cost and usage. Finally, U.S. Energy will evaluate energy tax exemption opportunities.
We will pay to U.S. Energy a monthly retainer fee of $0.05/MMBtu of natural gas consumed plus pre-approved travel expenses. The fee will increase four percent (4%) per year on the anniversary of the effective date of the agreement. In addition, if we decide to use U.S. Energy to provide hedging services, we will pay an additional fee of $0.01/MMBtu of natural gas consumed. The initial term of the agreement is one year, commencing on June 1, 2007. The agreement will continue for successive one-year terms thereafter. It can be terminated by either party upon prior written notice sixty (60) days before the annual renewal date. Under the agreement, we appoint U.S. Energy to act as its agent for purposes of managing our energy supplies and dealing with third parties in connection with energy-related matters.
Administration and Employees
As of June 30, 2007, had have twenty-eight (28) full-time employees. We do not expect to hire any more employees in the near future, as the current number of employees suits our needs. The chart below summarizes the type and number of positions that we employ as of June 30, 2007.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	16
Accounting Manager	1
Mechanic	1
Electrician	1
Administrative Assistant	1
Shipping/Receiving	4
Operations Supervisor	1
Quality Assurance Manager	1
Laboratory Technician	1
Accounting Assistant	1
Total	28
Our general manager and operations manager are employed by REG and placed at our facility pursuant to our Management and Operational Services Agreement. Our current general manager, Derek Winkel, and operations manager, Phil Abels, were both hired by REG. We directly employ all other employees and have sole responsibility for the terms and conditions of their employment. Pursuant to the Management and Operational Services Agreement, REG assists us in hiring and training our personnel and provides human resources and payroll assistance. The compensation and benefits associated with the position of general manager and operations manager are paid by REG. We are responsible for other staff and personnel costs.
On March 12, 2007, we entered into an Industrial New Jobs Training Agreement with Des Moines Area Community College (DMACC) in Ankeny, Iowa for the establishment of a new jobs training program to educate and train employees of Central Iowa Energy. The services provided pursuant to this program include management and supervisory training, technical and safety training, and professional job skills training. The program will also include training materials. Up to $76,000 is available for training under this program. The agreement provides that DMACC will issue training certificates to provide funding for the project. DMACC’s project costs will be paid by incremental property taxes to be derived from the company’s business, the receipt of a portion of the increased payroll withholding tax revenues resulting from the creation of the new jobs, and, if such funds are insufficient, the Company’s funds. The term of the agreement will not exceed ten (10) years. The company will be required to pay the project costs to the extent that the new jobs credit from withholding and incremental property taxes are insufficient to pay the project costs, including the principal and interest on the certificates. As of June 30, 2007, DMACC has issued training certificates and raised funds for the program. We are currently diverting payroll withholding tax for payment towards the program costs. We have not yet sought any reimbursement for training costs.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We expect biodiesel sales to constitute the bulk of our future revenues. We are subject to industry-wide factors that will affect our operating and financial performance. These factors include, but are not limited to, growth and increased competition in the biodiesel industry, the available supply and cost of feedstocks from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
Growth and Increased Competition in the Biodiesel Industry
Biodiesel production continues to grow as additional plants become operational. According to the National Biodiesel Board in a September 30, 2006 report, the biodiesel manufacturing industry is experiencing rapid growth. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, which was estimated by the National Biodiesel Board to be three times higher than 2004 biodiesel production. In 2006, the National Biodiesel Board estimated that 250 million gallons of biodiesel were produced, which is approximately three times higher than 2005 biodiesel production. Some biodiesel plants, however, have not operated at full capacity as biodiesel production capacity has exceeded biodiesel consumption. The National Biodiesel Board estimates that as of June 7, 2007, the current dedicated national biodiesel production capacity was approximately 1.39 billion gallons per year. Further, the National Biodiesel Board estimates that as of June 7, 2007, additional plants currently under construction or expansion, if realized, are expected to increase national biodiesel production capacity by 1.89 billion gallons per year, resulting in a projected total annual production capacity of 3.28 billion gallons. Thus, the total estimated annual production capacity of plants nationwide far exceeds the estimated 2006 annual consumption of biodiesel, which the National Biodiesel Board reported to be approximately 250 million gallons. In a September 30, 2006 study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will only increase to 650 million gallons by 2015, far below the current estimated production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory, and judicial decision makers and help resolve commercial disputes. Excess production capacity will result if biodiesel production capacity continues to expand at its current pace and demand does not grow to meet the available supply.
Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil, animal fats, and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means that we may be unable to acquire necessary inputs at favorable prices or at all. Additionally, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel could significantly reduce our profit margins.
According to the National Biodiesel Board, commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants across the country. Nationally, the biodiesel industry will likely become more competitive given the substantial construction and expansion that is occurring in the industry. In June 2007, the National Biodiesel Board estimated:
•	there were 148 active plants with an annual production capacity of 1.39 billion gallons;

•	there were 96 plants currently under construction and an additional 5 plants undergoing expansion of their existing operations;

•	the additional combined capacity of these plants under construction or expansion is estimated at 1.89 billion gallons per year;

•	biodiesel plants are operating or have been proposed in at least 46 states; and

•	currently, there are 11 operating biodiesel plants in Iowa.
According to the Iowa Renewable Fuels Association, there are at least two companies in Iowa that currently have biodiesel plants under construction. East Fork Biodiesel, LLC is constructing a 60 million gallon plant in Algona, Iowa, which will be the largest biodiesel plant in Iowa when it is completed. Western Dubuque Biodiesel, LLC recently completed construction of a 30 million gallon per year facility near Farley, Iowa. When these new plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 300 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. Southern Iowa BioEnergy, LLC plans to build a 30 million gallon per year multi-feedstock plant near Lamoni, and Farmer’s Cooperative Company intends to construct a 30 million gallon per year multi-feedstock plant near Marble Rock. Additionally, Hawkeye Bio Energy, LLC intends to construct a 60 million gallon per year multi-feedstock plant near Camanche. Northern Bio Energy, LLC is planning to construct a 60 million gallon per year biodiesel facility near Estherville. Further, Nishna Valley Bioenergy, LLC plans to construct a 60 million gallon per year facility near Manilla, Natural Innovative Renewable Energy, L.L.C. plans to construct a 60 million gallon per year plant near Akron, and Soy Energy, LLC plans to construct a 30 million gallon per year biodiesel plant near Marcus. These companies are in the process of raising equity for their biodiesel facilities.
The biodiesel industry is becoming more competitive on both a national and state-wide basis due to the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
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
We expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could impact demand for biodiesel. The most significant of these incentives are the Volumetric Ethanol Excise Tax Credit (VEETC) and the Renewable Fuels Standard (RFS). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS mandates that refiners use 7.5 billion gallons of renewable fuels annually by 2012. The standard started at 4 billion gallons in 2006 and increases to 7.5 billions in 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
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
Increased Prices and Decreased Production of Feedstock
Our business is sensitive to feedstock prices. The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70-90% of the overall cost of producing biodiesel. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Fluctuation in the price of feedstock may change our return on investment. As a result, if the costs of feedstock increase, our members may receive lower than anticipated returns on their investment.
Because there is little or no correlation between the price of feedstock and the market price of biodiesel, we cannot pass along increased feedstock prices to our customers. As a result, increased feedstock prices may result in decreased revenues. The Biodiesel Magazine reported in July 2007 that stable, affordable diesel fuel prices coupled with high feedstock prices may make it difficult for biodiesel to stay competitive with comparable fuels. The Biodiesel Magazine also reported that a loss of soybean acres to corn needed to supply the ethanol industry further increased the competition for soybean oil. The United States Department of Agriculture (USDA) reported on June 29, 2007 that in 2007-2008, U.S. corn production is estimated to increase 18.3%, and a result, soybean production is expected to decrease 13.9% to 74.7 million tons. The Biodiesel Magazine reported in July 2007 that margins for soybean oil were so small that most hedging efforts were not profitable. In early June, the price of soybean oil for the July contract on the Chicago Board of Trade reached $0.36 a pound, the highest price since 1984. The USDA’s July 13, 2007 Oil Crops Outlook Report forecasted that soybean oil prices would set a new record high, with the projected 2007-2008 price being $0.32 to $0.36 per pound. This increase in projected price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. If the availability of soybean oil continues to decrease and the price of soybean oil continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business and our ability to generate profits.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. As we have commenced operations, we are in the process of implementing critical accounting policies. These policies are described in the notes to the financial statements.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
As of June 30, 2007, we had the following assets: plant and equipment of $40,514,311, current assets of $11,262,712 and total assets of $51,512,073. As of June 30, 2007, we had total current liabilities of $4,638,221 and long-term debt of $25,419,197. Members’ equity was $21,454,655 as of June 30, 2007, and consisted of an accumulated deficit of $2,394,465 and members’ contributions, net of the cost of raising capital, of $22,849,120. For the nine months ended June 30, 2007, we had total revenues of $14,448,931 and a net loss of $1,047,637.
Use of Capital
We expect to have sufficient cash available from our lines of credit and operations to cover our costs over the next twelve months. We expect our costs over the next twelve months to include office, audit, legal, inventory, staffing, and working capital. We anticipate making significant purchases of soybean oil, animal fats, and other inputs necessary for biodiesel production in the next 12 months and will rely upon our cash reserves, debt financing and lines of credit to finance our operations. If we deem it necessary to obtain additional funds to operate our plant during the next 12 months, we may seek to increase our current line of credit with F&M Bank-Iowa by approximately $2,000,000. Alternatively, it is possible that our board of directors may attempt to raise additional capital through the issuance of our membership units through one or more private placements.

Sources of Funds
Our anticipated total project cost for our biodiesel production plant was approximately $50,554,000, including start-up expenses. We financed the development and construction of the plant with a combination of equity and debt capital. We also received grant income. The following schedule sets forth the sources of capital used to fund the construction of our plant:

			Percent of
			Total
Source of Funds
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

Equity Financing
We raised $19,154,000 by issuing 19,154 of our units to investors through an intrastate offering registered in the state of Iowa in January 2006, which supplemented our seed capital equity of $2,390,000 raised in the fall of 2005. In December 2005, our directors were granted the option to purchase 100 additional units at $500 per unit. All of our directors chose to exercise their options to purchase units in October 2006, and this resulted in the issuance of 1,200 additional membership units for an aggregate price of $600,000. Pursuant to a letter agreement entered into on August 21, 2006, we agreed to issue 1,000 membership units to our design-builder, REG, in exchange for the last $1,000,000 in construction services payable under the design-build agreement. On June 27, 2007, we consented to the assignment by REG of its right to receive 1,000 units in Central Iowa Energy under the letter agreement to REG Ventures, LLC, a wholly-owned subsidiary of REG. On July 18, 2007, subsequent to the period covered by this report, such units were issued to REG Ventures, LLC.
Debt Financing
In September 2006, we received $29,000,000 in debt financing with F&M Bank — Iowa. The financing agreement with F&M Bank — Iowa provided for a $27,000,000 construction loan, which was to be converted into two credit facilities sixty (60) days following the completion of the construction of our plant. This conversion occurred on May 1, 2007. The first credit facility consists of a $5,000,000 revolving term loan to be used for cash and inventory management. The second credit facility is a $22,000,000 term loan. The interest rates on these term loans is a variable rate equal to the 30 day London Interbank Offered Rate (LIBOR) plus 325 basis points, subject to adjustments as outlined by our financing agreement. The maturity dates for each of these credit facilities is the five (5) year anniversary of the date of conversion of the construction loan into the two facilities described above.
The financing agreement also provided that 60 days following the completion of our plant, we could obtain a $2,000,000 revolving line of credit for general corporate and operating purposes. We obtained this revolving line of credit on May 29, 2007 for working capital and for short-term financing requirements relative to inventory, receivables, and risk management. As of June 30, 2007, $1,000,000 was outstanding under the revolving line of credit. The revolving line of credit will bear interests at a variable rate equal to LIBOR plus 325 basis points, subject to adjustments as outlined by our financing agreement. This loan will be due on the one year anniversary of the date of conversion.

In connection with this financing arrangement, we executed a mortgage and security agreement in favor of F&M Bank – Iowa, granting a security in all of our assets.
Grants and Government Programs
We have also been awarded additional debt financing in the amount of $400,000 with the Iowa Department of Economic Development (IDED), $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in 60 monthly installments of $5,000. To receive a permanent waiver of the forgivable loan, the company must meet certain conditions, including the creation of certain jobs. These loans are secured by a security interest in an irrevocable standby letter of credit. As of June 30, 2007, we had not requested or received any of these funds.
We also received a $5,000 grant from both the Iowa Soybean Association and the Farm Bureau Federation, for a total of $10,000 in grant income.
Further, we are eligible to receive approximately $2,350,000 in tax incentives and assistance pursuant to IDED’s High Quality Job Creation Program. Pursuant to this program, our members may claim an investment tax credit up to 5% of certain qualifying expenditures directly related to new jobs created by the start-up of our business, provided that certain conditions are met. We are also eligible to claim certain additional research activities credits and a refund of sales, service and use taxes paid to contractors and subcontractors in connection with the construction of our biodiesel facility, provided that certain conditions are met.
Use of Proceeds
The following table describes the estimated use of Central Iowa Energy’s equity and debt financing proceeds in connection with the construction of the plant.

Use of Funds:	Amount Budgeted:
General Process System	$23,487,470
Refinery Process System	$4,500,000
Animal Fat Process System	$5,000,000
Administrative Building	$650,000
Sales Tax	$860,000
Office Equipment/Computer	$215,000
Misc. Construction Costs	$950,000
Land and Site	$1,325,000
Railroad	$3,127,850
Fire and Water	$696,180
Rolling Stock	$375,000
Construction Contingency	$1,500,000
Start-up Costs & Working Capital	$7,867,500
TOTAL	$50,554,000
Operating Costs
Our plant began start-up operations on April 5, 2007 and has since been engaged in the production of biodiesel. We expect that the company’s operating costs and expenditures for the next 12 months will primarily consist of feedstock costs, chemical and other variable costs, and certain fixed costs. Below is a breakdown of our estimated operating costs.
Estimated Operating Costs

Feedstock Cost	$84,900,000
Chemical/Variable Costs	$11,300,000
Fixed Costs	$10,500,000

Total Estimated Operating Costs	$106,700,000

Additional Capital
In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations during the next 12 months, it is possible that the board of directors may decide to issue membership units in the company through one or more private placements. If the company were to issue additional membership units, it is expected that proceeds from such unit sales would not equal more than $2,000,000. In such event, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital.
Research and Development
We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the permits required to construct the plant. We have obtained all of the necessary permits to begin plant operations. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
We will be subject to oversight activities by the EPA. We will be obtaining an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa and EPA environmental rules are subject to change, and any such changes could result in greater regulatory burdens on our plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant. If successful, such claims could result in an adverse effect on our ability to operate and profit from our biodiesel production.
Item 3. Controls And Procedures
Our management, including our president and chief executive officer (the principal executive officer), John Van Zee, along with our chief financial officer (the principal financial officer), Kimberly Smith, have reviewed and evaluated the effectiveness of Central Iowa Energy’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of June 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
Risk factors are discussed in our registration statement on Form 10-SB. The risks described in our registration statement on Form 10-SB are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form 10-SB. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form 10-SB.
The decreasing availability and increasing price of soybean oil and animal fats may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.
On June 13, 2007, the United States Department of Agriculture (USDA) reported that the May 2007 average price of soybean oil was approximately $0.33 per pound. The USDA’s July 13, 2007 Oil Crops Outlook Report forecasted that soybean oil prices would set a new record high, with the projected 2007-2008 price being $0.32 to $0.36 per pound. This increase in forecasted price is due in part to the fact that the number of acres of land being planted with soybeans have recently decreased, as more acres are being planted with corn to supply the ethanol industry. According to the United States Department of Agriculture Economic Research Service, Oil Crops Outlook Report on July 13, 2007, as of June 2007, the United States had planted only 64.1 million acres with soybeans, which was the lowest acreage of soybeans planted in the United States since 1995 and a significant decrease from the 75.5 million acres planted in 2006. Our plant is capable of using alternate feedstocks, however, demand and price are increasing for alternatives as well. In a July 17, 2007 report, the USDA predicted that lard and edible tallow will cost approximately $0.28 and $0.26 per pound, respectively, in 2006-2007, up from $0.22 and $0.19, respectively, in 2005. Moreover, the USDA predicts lard and edible tallow prices will continue to increase in 2007-2008 to $0.28 to $0.32 for lard and $0.28 to $0.32 for edible tallow. If we cannot obtain adequate supplies of feedstock, we may be forced to temporarily shut down the plant. Temporary shut downs and increased feedstock prices may reduce our revenues from operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of April 1, 2007 through June 30, 2007. None of our membership units were purchased by or on behalf of Central Iowa Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Central Iowa Energy during the period covered by this report.
Pursuant to a letter agreement entered into on August 21, 2006, we agreed to issue 1,000 units in Central Iowa Energy to Renewable Energy Group, LLC as payment for the final $1,000,000 in design-build services payable under the design-build agreement. On August 7, 2006, we consented to the assignment of the design-build agreement from Renewable Energy Group, LLC to Renewable Energy Group, Inc. (REG), an entity created as a result of a merger between Renewable Energy Group, LLC, InterWest L.C., and West Central Cooperative. Renewable Energy Group, LLC also assigned its right to receive 1,000 units in Central Iowa Energy under the letter agreement to REG. On June 27, 2007, we further consented to the assignment by REG of its right to receive 1,000 units in Central Iowa Energy under the letter agreement to REG Ventures, LLC, a wholly-owned subsidiary of our design-builder, REG. On July 18, 2007, subsequent to the period covered by this report, we issued these units to REG Ventures, LLC in consideration of the final $1,000,000 payable under our design-build agreement with REG. We were able to rely on Section 4(2) of the Securities Act of 1933 for the sale of these membership units because the recipient of securities represented its intention to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of this report.

Exhibit
No.	Description

10.20	Energy Management Agreement between U.S. Energy Services, Inc. and Central Iowa Energy, LLC dated June 12, 2007.

10.21	Consent to Assignment dated August 7, 2006.

10.22	Consent to Assignment dated June 27, 2007.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL IOWA ENERGY, LLC
Date: August 14, 2007	/s/ John E. Van Zee
John E. Van Zee
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	/s/ Kimberly Smith
Kimberly Smith
Chief Financial Officer (Principal Financial and Accounting Officer)