Form 10KSB
period 2007-09-30
Central Iowa Energy, LLC
filed 2007-12-28
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-51965
CENTRAL IOWA ENERGY, LLC
(Name of small business issuer in its charter)

Iowa	71-0988301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3426 EAST 28TH STREET N.
NEWTON, IOWA	50208
(Address of principal executive offices)	(Zip Code)
(641) 791-1010
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
26,672
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
State issuer’s revenues for its most recent fiscal year. $36,052,541
As of December 5, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $23,214,000
As of December 5, 2007, there were 26,672 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Section III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2007.
Transitional Small Business Disclosure Format (Check one): ☐ Yes       ☑ No

AVAILABLE INFORMATION
Our website  address is www.centraliowaenergy.com. Our annual report on Form 10-KSB, quarterly   reports   on  Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Compliance,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this  annual  report on  Form 10-KSB.
PART I
ITEM 1. Description of Business.
Business Development
Central Iowa Energy, LLC was formed as an Iowa limited liability company on March 31, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant and engaging in the production of biodiesel and crude glycerin near Newton, Iowa. References to “Central Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Central Iowa Energy, LLC. Since April 2007, we have been engaged in the production of biodiesel and its primary co-product, glycerin. Our revenues are derived primarily from the sale and distribution of our biodiesel throughout the United States.
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
On April 5, 2007, we received a certificate of substantial completion for our biodiesel production plant from our design-builder, Renewable Energy Group, Inc. (“REG” or “REG, Inc.”) and commenced operations of the plant. After having our biodiesel tested to certify that our biodiesel meets the American Society of Testing and Materials (“ASTM”) standards, we sold our first shipment of biodiesel on April 20, 2007. On April 19, 2007 our vegetable oil pretreatment system was started up and on May 21, 2007 our animal fat pretreatment system was started up. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion by REG. In November of 2007, our plant earned BQ-9000 Accreditation from the National Biodiesel Board and National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality assurance program which demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable ASTM specifications. Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year. During the fourth quarter of our fiscal year ended September 30, 2007, we operated at approximately 97% of our nameplate capacity. As of December 2007, we are currently producing at approximately 72% of our nameplate capacity due to seasonal decreases in demand for biodiesel. We are currently producing biodiesel from both soybean oil and animal fats. We expect that approximately 65% of our December sales will be animal fat-based biodiesel blends. We will spend the next several months operating our biodiesel plant, producing biodiesel and glycerin, and marketing biodiesel and glycerin.
We entered into a management and operational services agreement with our design-builder, REG, on August 22, 2006 to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG provides us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Plant Management, Feedstock Procurement and Marketing.”

We expect to fund our operations during the next 12 months using cash flow from our credit facilities and our continuing operations, and possibly through proceeds raised in one or more prospective private placement offerings of our membership units. On May 1, 2007, our $27,000,000 construction loan from F&M Bank — Iowa converted into two separate credit facilities. The first is a $22,000,000 term loan and the second is a $5,000,000 revolving term loan. We also obtained an additional $2,000,000 revolving line of credit from F&M Bank — Iowa on May 29, 2007 to be used for working capital and other short-term financing requirements relative to inventory, receivables, and risk management. On October 17, 2007, we executed amendments to our original loan agreements with F&M Bank — Iowa under which F&M Bank agreed to increase the amount of our original revolving line of credit loan from $2,000,000 to $4,500,000 for working capital purposes. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital Resources.”
If we determine that additional funds are necessary to operate our plant during the next 12 months, our board of directors may decide to attempt to raise additional capital through an issuance of our membership units through one or more private placements offerings. However, in such event, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Liquidity and Capital Resources.”
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil and animal fats from which our biodiesel and glycerin are produced; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
Because we became operational in April 2007, we do not yet have comparable income, production and sales data for our fiscal year ended September 30, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.
General Demand
Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 1998 study by the U.S. Department of Energy and the U.S. Department of Agriculture found that biodiesel has a positive energy balance: for every 3.2 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors.
However, the biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. According to the Energy Information Administration, the U.S. consumes approximately 140 billion gallons of gasoline and approximately 60 billion gallons of diesel fuel. In 2006, the Renewable Fuels Association reported that a record 4.9 billion gallons of ethanol were produced in the United States. However, the biodiesel industry produced only approximately 225 million gallons of biodiesel in 2006, constituting only a small part of the U.S. diesel fuel market and a fraction of the amount of 2006 ethanol production. The National Biodiesel Board estimates that as of September 7, 2007, national biodiesel production capacity totaled approximately 1.85 billion gallons per year. However, some plants are currently closed and some do not currently operate at full capacity. The National Biodiesel Board estimates that production capacity could increase by 1.37 billion gallons once the plants currently under construction or engaged in expansion begin production.
Several factors may lead to an increase in biodiesel demand. The EPA Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate was cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
In August 2005, the Energy Policy Act of 2005 was signed into law. The law contains the Renewable Fuels Standard (RFS), which mandates that 7.5 billion gallons of renewable fuels, including biodiesel, be used annually by 2012. The RFS may result in an increased demand for biodiesel. However, 2004 ethanol production was over 3 billion gallons and 2005 ethanol production was over 4 billion gallons. In 2006, ethanol production increased to approximately 5 billion gallons per year. As a result, the mandates of the RFS may be met entirely by ethanol and thus have little, if any, impact on the biodiesel industry.

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 and increasing to 36 billion gallons of renewable fuel by 2022. This act contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. See “Government Regulation and Federal Biodiesel Supports” below. We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by this act, as it is estimated that current biodiesel production capacity already exceeds the 2012 biodiesel mandate. We also anticipate that the expanded biofuel requirements contained in the act will be satisfied primarily by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
During the fourth quarter of the fiscal year ended September 30, 2007, our plant operated at approximately 97% capacity. As of December 2007, we are currently operating at 72% of our nameplate capacity due to seasonal declines in the demand for biodiesel. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. We believe that we will operate at approximately 60% capacity during the first quarter of the 2008 fiscal year due to decreased biodiesel demand. If we continue to operate at less than full capacity, this would have a negative impact on our revenues.
Principal Products and Markets
Our 30 million gallon per year biodiesel production plant is located near Newton, Iowa, in Jasper County. The principal products we produce are biodiesel and its primary co-product, glycerin.
Biodiesel
According to the National Biodiesel Board, biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources and is primarily used in compression ignition (diesel) engines. Biodiesel can also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol, a gas which can be recycled and used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum-based diesel.
Biodiesel that is in neat (pure) form is typically designated in the marketplace as B100. The 100 indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum-based diesel. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For instance, B20 indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.
Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, B20 biodiesel may be used in most standard diesel engines without making any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less engine wear in the long-run as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this could lead to break downs in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term. Fuel filters should be checked more frequently when first using biodiesel blends. These problems are less prevalent in blends that utilize lower concentrations of biodiesel.

The feedstock cost of vegetable oils or animal fats is the largest single component of biodiesel production costs. We primarily use soybean oil and animal fat to produce our biodiesel. Volatile soybean oil prices have put pressure on the biodiesel industry as the price of soybean oil continues to increase. The United States Department of Agriculture’s (“USDA”) November 2007 Oil Crops Outlook report reports that the average October 2007 soybean oil price jumped to 38.1 cents per pound, which is up approximately 54% from one year ago and is the highest average price since May 1984. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of December 7, 2007 was even higher, ranging from 42.9 to 44.4 cents per pound. Furthermore, it forecasted that these extraordinarily high soybean oil prices will persist through the 2007-2008 marketing season, with a predicted price range of 37.5 to 41.5 cents per pound. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, such large increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil and sold.
Additionally, the USDA reported in its July 2007 Oil Crops Outlook report that actual soybean acres planted were only 64.1 million acres, the lowest soybean acreage since 1995. This decrease was at least partly due to the increase in the number of acres of corn that were planted for 2007 as compared to 2006. The jump in 2007 corn acres was at least partly attributable to rising corn prices supported by the rapidly growing ethanol industry. Although the number of soybean acres has decreased, demand for soybean oil for biodiesel production is expected to increase. The USDA projects that soybean oil usage for biodiesel for 2007-2008 will be 4 billion pounds. That is up almost 40% from estimated soybean oil usage for biodiesel in 2006-2007 of 2.85 billion pounds. Accordingly, if the number of soybean acres planted in 2008 stays the same as or decreases below 2007 soybean acre levels, increasing competition for soybean oil may drive soybean oil prices even higher. If this occurs, it will increase our feedstock costs and will have a negative impact on our profits.
Primary Co-product — Glycerin
Glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. Many of these uses, however, require refined glycerin or pharmaceutical grade glycerin. Our plant only produces crude glycerin and does not have the capability to refine glycerin. Also, glycerin produced from the production of animal fat-based biodiesel cannot be used in pharmaceutical products.
According to the September 2006 issue of Biodiesel Magazine, annual consumption of glycerin in the United States from 2003 to 2005 ranged between 400 million and 450 million pounds and the biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. Some smaller plants were even forced to essentially give away glycerin and some have had to pay to dispose of their glycerin. According to the Jacobsen Publishing Company’s Biodiesel Bulletin, some biodiesel producers were even paying 3 to 4 cents per pound to dispose of crude glycerin. However, as of September 2007, the Biodiesel Magazine reported that there has recently been a steady, gradual increase in glycerin prices and further reported that REG, our biodiesel and glycerin marketer, was receiving between 6 and 10 cents per pound for unrefined glycerin. We are currently selling our glycerin for 10 to 15 cents per pound.
While crude glycerin prices remain low, the Biodiesel Magazine reported that as of September 2007 refined glycerin was receiving approximately 30 to 40 cents per pound. This has prompted some of our competitors, such as Cargill Inc. and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. In Iowa Falls, Iowa, Cargill, Inc. has built a 30 million pound per year glycerin refinery near its 37.5 million gallon per year biodiesel production plant. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
REG currently markets the glycerin produced at our plant pursuant to our management and operational services agreement. However, as biodiesel production continues to grow, glycerin production will also increase, which may limit our ability to market our glycerin co-product. Low glycerin prices may also limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.

Biodiesel Markets
Biodiesel is primarily used as fuel for compression ignition (diesel) engines. It is produced using renewable resources and provides environmental advantages over petroleum-based diesel fuel, such as reduced vehicle emissions. Our ability to market our biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce and use biodiesel.
Wholesale Market / Biodiesel Marketers
The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B100) biodiesel from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Two examples are World Energy of Chelsea, Massachusetts and Renewable Energy Group, Inc. (“REG”) of Ames, Iowa, our manager, marketer and design-builder. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. The predecessor of REG was West Central Cooperative. West Central Cooperative combined all of its biodiesel-related products and services under REG. We have entered into an agreement with REG to market the biodiesel we produce at our facility. See “Distribution of Principal Products” and “Dependence on One or More Major Customers” below.
Retail Market
The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy products from manufacturers and sell them to retailers, for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
With increased governmental support of renewable fuels and greater consumer awareness of renewable fuels, we anticipate that the availability of biodiesel may increase in the future. However, substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Government/Public Sector
The government has increased its use of biodiesel since the implementation of the Energy Policy Act (EPACT) of 1992, amended in 1998, which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.

Distribution of Principal Products
We entered into a management and operational services agreement with Renewable Energy Group, Inc. (“REG”) on August 22, 2006 to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG provides us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. This agreement will continue for an initial term of three years from the end of the first month in which we commenced production, which was April 2007. Thereafter, the agreement will automatically renew for successive one year terms unless either party provides 12 months written notice of termination to the other party.
Sales and Marketing
Under our management and operational services agreement, REG must utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at established prices. With respect to such services, REG agrees to provide:
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
Pursuant to our management and operational services agreement, for the fiscal year September 30, 2007, we incurred service fees of $735,974. The amount payable as of September 30, 2007 was approximately $365,125.
Our products can be delivered by truck or rail. Our property is located northeast of Newton, Iowa and is situated approximately 4.75 miles north of U.S. Interstate 80. Rail service is also available near our site by the Iowa Interstate Railroad (IAIR). We installed track to establish rail service directly to the plant so that we are able to ship biodiesel to our customers. We have entered into an industrial track agreement with the IAIR for the use, operation, and maintenance of track to serve the plant. Under such agreement, we will bear the cost and expense of maintenance of the railroad track extending from the point of switch and ending at our plant.
Sources and Availability of Raw Materials
Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Our plant utilizes soybean oil and animal fats to produce biodiesel. Depending upon market conditions, we anticipate that our biodiesel plant will process approximately 160 million pounds (21.8 million gallons) of soybean oil and 70 million pounds (10 million gallons) of animal fats per year as the feedstock for its production process.
Soybean oil is one of the most abundant feedstocks available in the United States. The twenty-year average price for soybean oil is approximately 21 cents per pound. However, soybean oil prices have been extremely volatile and have recently increased significantly. The United States Department of Agriculture’s (“USDA”) November 2007 Oil Crops Outlook report provides that the average October 2007 soybean oil price jumped to 38.1 cents per pound, which is up approximately 54% from one year ago and is the highest average price since 1984. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of December 7, 2007 was even higher, ranging from 42.9 to 44.4 cents per pound. Furthermore, it forecasted that these extraordinarily high soybean oil prices will persist through the 2007-2008 marketing season, with a predicted price range of 37.5 to 41.5 cents per pound. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, such large increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced and sold. Any increase in the price of soybean oil will negatively impact our ability to generate revenues and profits.

The charts below shows U.S. soybean oil prices over the past ten years and for each month in the 2006-2007 marketing year:

U.S. Soybean Oil Prices for Past Ten Years
Marketing Year	Price (cents)
1997/98	25.80
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.07
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	37.5-41.5	(1)

U.S. Soybean Oil Prices
for 2006-2007
Marketing Year
Month	Price (cents)
October	24.80
November	27.64
December	27.63
January	28.00
February	28.94
March	29.74
April	31.06
May	32.90
June	34.01
July	35.74
August	34.87
September	36.89
October	38.10	(1)

(1)	Preliminary Price
Data provided by USDA, Oil Crops Outlook Report, November 14, 2007
In addition, increased biodiesel production is likely to have an effect on the cost of soybean oil. Increased competition with other biodiesel plants for soybean oil may result in increased prices for soybean oil. Additionally, in its July 2007 Oil Crops Outlook report, the USDA reported that 64.1 million soybean acres were planted, the lowest soybean acreage since 1995. This decrease is likely at least partly due to the increase in the number of acres of corn that were planted in 2007 as compared to 2006. The jump in 2007 corn acres was at least partly attributable to rising corn prices supported by the rapidly growing ethanol industry. Although the number of soybean acres has decreased, demand for soybean oil for biodiesel production is expected to increase. The USDA projects that soybean oil usage for biodiesel for 2007-2008 will be 4 billion pounds, which is up almost 40% from estimated soybean oil usage for biodiesel in 2006-2007 of 2.85 billion pounds. Accordingly, if the number of soybean acres planted in 2008 stays the same as or decreases from 2007 soybean acre levels, competition for soybean oil may drive soybean oil prices even higher. If we are unable to obtain satisfactory amounts or competitive pricing for our feedstock supply, our ability to operate profitably may be impaired.
Our plant is also capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat prices have also increased. Although prices for animal fats are not currently as high as prices for soybean oil, animal fat prices are nonetheless higher than their historical average. In a November 14, 2007 report, the USDA predicted that lard and edible tallow will cost approximately 28 cents and 27 cents per pound, respectively, in 2006-2007,which is up from 22 cents and 19 cents per pound, respectively, in 2005. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 to 35 cents to 39 cents per pound for lard and 34 cents to 38 cents per pound for edible tallow.

The charts below shows U.S. lard and edible tallow prices over the past ten years and for each month in the 2006-2007 marketing year:

Lard & Edible Tallow Prices for Past Ten Years
		Edible Tallow
Marketing Year	Lard (cents)	(cents)
1997/98	19.46	20.69
1998/99	14.66	15.14
1999/00	13.64	13.21
2000/01	14.61	13.43
2001/02	13.55	13.87
2002/03	18.13	17.80
2003/04	26.13	22.37
2004/05	21.80	18.48
2005/06	21.74	18.16
2006/07	28.43	27.32
2007/08(1)	34.5-38.5	33.5-37.5

Lard & Edible Tallow Prices for 2006-2007
Marketing Year
		Edible Tallow
Month	Lard (cents)	(cents)
October	23.55	19.86
November	20.78	21.78
December	22.58	23.23
January	23.00	23.91
February	23.82	23.25
March	30.75	24.34
April	27.71	26.22
May	28.60	30.19
June	32.64	34.50
July	36.00	35.00
August	35.77	32.85
September	36.00	32.69
October(1)	35.09	33.98

(1)	Preliminary Prices
Data provided by USDA, Oil Crops Outlook Report, November 14, 2007
In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant temporarily or permanently. Shut downs and increased feedstock prices may reduce our revenues from operations which could decrease or eliminate the value of our units.
In addition, because biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture, cold flow also becomes a primary factor in determining the type of feedstock to use. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. The following table represents the pour points for different types of fuels:

Type of Fuel	Pour Point
Soy-based Biodiesel (B100)	30ºF
Tallow-based Biodiesel (B100)	61ºF
No. 2 Petro Diesel (B0)	-30ºF
B2 Soy Blend with No. 2 Diesel	-25ºF
To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that REG, Inc., our marketer, will sell our biodiesel throughout the nation. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are currently producing biodiesel from both soybean oil and animal fats. We expect that approximately 65% of our December biodiesel sales will be animal fat-based biodiesel blends.

The production of biodiesel at our plant also requires methanol. Chile, which is one of the world’s largest producers of methanol, has been denied access to adequate supplies of natural gas, a key component of methanol production, due to a dispute with Argentina, which is a major supplier of Chile’s natural gas. This has led to a decrease in the supply of methanol and has resulted in significant increases in the price of methanol. We have not experienced any difficulties in obtaining adequate supplies of methanol at this time. However, any inability to acquire sufficient amounts of methanol to produce biodiesel or the persistence of the current high methanol prices, or any further increase in the price of methanol, could reduce our ability to produce biodiesel and operate profitably.
Hedging
Due to fluctuations in the price and supply of feedstock, we utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Commodity Price Risk Protection.”
Pretreatment Costs
Crude soybean oil and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and any animal fat or grease, removes the impurities and prepares the feedstock to go through the biodiesel production process. Some feedstock needs more treatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.
For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soy oil is ordinarily 5 cents per pound. Our processing plant has pretreatment capabilities allowing us to utilize crude vegetable oil and many types of fat or grease as feedstock in our facility. This added flexibility allows us to choose the feedstock that will produce biodiesel in the most cost-effective manner possible.
Management and Operational Services Agreement — Feedstock and Chemical Inputs Procurement
We entered into a management and operational services agreement with Renewable Energy Group, Inc. (“REG”) on August 22, 2006 to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG is procuring the feedstock and chemical inputs necessary to produce biodiesel at our plant. The inability of REG to obtain adequate feedstock for our facility could have significant negative impacts on our ability to produce biodiesel and on our revenues.
Feedstock Procurement.
REG is responsible for arranging for the purchase and procurement of soybean oil and other types of feedstock as may be needed for the production of biodiesel at our facility. With respect to such services, REG will also:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstock at competitive prices meeting specifications and in quantities adequate to satisfy the production schedule of our plant;

•	Negotiate for discounts on feedstock, where obtainable;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries; and

•	Provide analysis and audit of bulk transportation providers.

Chemical Inputs Procurement
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
We entered into several soybean oil purchase contracts during 2007 for anticipated production needs. The balance of the purchase contracts as of our fiscal year ended September 30, 2007 was for approximately 37,000,000 pounds of soybean oil for delivery through December 31, 2007. Currently, as of December 5, 2007, we have soybean oil purchase contracts for approximately 26,700,000 pounds of soybean oil for delivery through March 31, 2008.
Utilities & Infrastructure
Our biodiesel plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We entered into agreements with providers of these utilities as follows:
Electricity. Our plant requires a significant supply of electricity to operate our plant. In May 2006 we contracted with Interstate Power and Light Company, a wholly-owned subsidiary of Alliant Energy Corporation, to install a new primary electric service at our facility, including an overhead metering location, transformers, cabling, and switchgear, for a cost of $163,472. We also entered into a separate agreement with Interstate Power and Light Company to supply our electricity needs for a term of one year.
Water. Our plant requires approximately 120 gallons of water per minute. We entered into an agreement with Central Iowa Water Association in June 2006 to supply our water needs at a minimum of 50,000 gallons per month. The fee to connect to the Association’s existing water distribution system was $4,000 and we pay a minimum price of $246.91 per 50,000 gallons per month.
Natural Gas. Our plant requires a significant supply of natural gas to operate. We estimate that our plant requires approximately 1,750,320 therms of natural gas per year. On May 30, 2006, we entered into an agreement with Aquila, Inc. to be our exclusive natural gas distributor. The term of this agreement commenced January 1, 2007 and will continue until December 31, 2012.
On August 29, 2007, we entered into a Natural Gas Transportation Service Agreement with Aquila, Inc. d/b/a Aquila Networks under which Aquila, Inc. agreed to transport and deliver natural gas supplies obtained by the Company for operation of our biodiesel plant. In exchange for Aquila, Inc.’s services, we agreed to pay Aquila, Inc. $150 per month for administration costs related to transportation services, the applicable sales tariff basic monthly charge, a capacity charge as set forth in the applicable sales tariff schedule, and a delivery charge for all volumes of natural gas received as set forth in the applicable sales tariff rate schedule. We will also be obligated to pay for fixed gas costs assigned to us under the applicable sales tariff rate and any charges that Aquila, Inc. incurs from a pipeline on behalf of the Company. The agreement will be in effect for an initial term of one year from the date of commencement of services and will continue thereafter from year to year until canceled by either party with notice.
Sewer. Pursuant to a private redevelopment agreement dated November 21, 2006, Jasper County agreed to construct sewer improvements for our biodiesel project site. The agreement authorizes the County to finance these improvements through the issuance of bonds or notes. In return for these improvements, we were required to construct a thirty million gallon per year biodiesel plant requiring a total investment of at least $38,000,000 and to create at least twenty new full-time jobs at our plant and maintain such jobs until June 30, 2015. Also, we were required to enter into an assessment agreement with Jasper County to establish a minimum actual value of our property and related improvements for purposes of the calculation and assessment of our real property taxes.

New Products and Services
After commencing operations, we have not introduced any new products or services during the fiscal year ended September 30, 2007.
Government Regulation and Federal Biodiesel Supports
Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The Energy Policy Act of 2005 and the American Jobs Creation Act have established the groundwork for biodiesel market development. This legislation may lead to increased demand for biodiesel in the United States over the next 10 years.
Renewable Fuels Standard
The most recent biodiesel supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4.7 billion gallons of renewable fuels in 2007, 5.4 billion in 2008, and increasing to 7.5 billion gallons by 2012.
On April 10, 2007 the EPA published final rules implementing the RFS program. The RFS program final rules were effective as of September 1, 2007. The new regulation proposes that 4.02% of all the fuel sold or dispensed to United States motorists in 2007 be renewable fuel. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively known as “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS.
Each RIN may only be counted once toward an obligated party’s Renewable Volume Obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. At least 80% of the Renewable Volume Obligation for a given calendar year must come from RINs generated that year. An obligated party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its Renewable Volume Obligation. If the obligated party fails to satisfy is Renewable Volume Obligation in a calendar year, the obligated party may carry the deficit forward for one year. Such deficit will be added to the party’s obligation for the subsequent year.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.
The 2007 proposed equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assign biodiesel an equivalence value of 1.5 (so that for each gallon of biodiesel used, the obligated party will receive one and one-half gallons credit towards its RFS compliance).

The increasing annual renewable fuels standards under the Energy Policy Act of 2005 may lead to an increase in U.S. demand for biodiesel in the long-term. However, the mandates of the RFS are expected to largely be met by ethanol and thus may have a much smaller impact on the biodiesel industry. The 2006 RFS was 4 billion gallons of renewable fuels, while the ethanol industry alone produced nearly 5 billion gallons of ethanol in 2006. By contrast, the National Biodiesel Board reported that only approximately 225 million gallons of biodiesel were produced in the United States in 2006. The RFS for 2007 is currently set at 4.7 billion gallons and the EPA recently announced that the RFS for 2008 will be 5.4 billion gallons. Current ethanol and biodiesel production capacity combined is approximately 9.12 billion gallons, according to the Renewable Fuels Association and National Biodiesel Board. While some ethanol and biodiesel production facilities produce less than their nameplate production capacity of biofuels, the total production capacity is significantly higher than the RFS for both 2007 and 2008. Furthermore, since the renewable fuels industry is expanding rapidly in both biodiesel and ethanol production capacity, there is no assurance that additional production of renewable fuels will not continually outstrip any additional demand for biodiesel that might be created by the RFS. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand or the price at which we can sell our biodiesel. If the current high costs for feedstock such as soybean oil and animal fat continue to persist, we will be required to increase the sale price of our biodiesel in order to be profitable. In such a case, however, there are no assurances that we would be able to sell our biodiesel at such increased prices.
Energy Independence and Security Act of 2007
On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by this act. As of September 2007, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 1.85 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in this act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that most of the renewable fuel used to satisfy the expanded RFS created by this act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
Small Agri-Biodiesel Producer Tax Credit
The Energy Policy Act of 2005 also provides for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is available through December 31, 2010. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because Central Iowa Energy is organized as a limited liability company, this credit passes through to its members and may be used as a credit against their federal income tax liability, subject to various limitations.
Biodiesel Tax Credits
The American Jobs Creation Act of 2004 originally created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oils and animal fats that are blended with petroleum biodiesel. This includes esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. VEETC also provides a tax credit of 50 cents per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin or recycled vegetable oil and animal fats. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system.

In addition to VEETC, the Energy Policy Act of 2005 created incentives for alternative fuel refueling stations. The provision permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for biodiesel in the short-term, it may help raise consumer awareness of alternative sources of fuel and could positively impact future demand for biodiesel.
VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005. Legislation has been introduced in Congress that may extend the provisions of the VEETC. However, we cannot assure you that this legislation will be adopted
The Clean Air Act Amendment
Environmental laws such as the Clean Air Act Amendments that are aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring the reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011.
Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact motor engines. On the other hand, even though biodiesel contains virtually no sulfur (and therefore does not emit sulfur dioxide), biodiesel is able to supply lubricity, which makes biodiesel an attractive blending stock.
State Legislation
Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. However, Minnesota is the first and only state to mandate biodiesel use. The legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year.
Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
On May 30, 2006, the Governor of Iowa signed HF 2754 and HF 2759, two renewable fuels bills passed by the Iowa House and Senate during the 2006 legislative session. The purpose of the bills is to expand and fund consumer access to biodiesel and ethanol blended fuels through a RFS and a series of retail tax credits. HF 2759 provides retailers with an opportunity for cost sharing grants and provides funding for some of the programs contained in HF 2754. The incentives contained in HF 2754 include the following:
•	An Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019;

•	A retail tax credit for biodiesel blends of 3 cents per gallon for retailers whose diesel sales include 50% or greater biodiesel blends; and

•	An expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers.

While this legislation does not specifically require increased use of biodiesel, we anticipate that it will significantly encourage renewable fuels usage in Iowa, which may include increased biodiesel consumption in Iowa.
Effect of Government Regulation
The biodiesel industry and our business depend upon continuation of the state and federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such state and federal biodiesel supports would make it more costly for us to produce our biodiesel and would increase our net loss and negatively impact our future financial performance.
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.
Competition
We operate in a very competitive environment. Because biodiesel is a relatively uniform commodity, competition in the marketplace is predominately based on variables other than the product itself, such as price, consistent quality and, to a lesser extent, delivery service. Accordingly, the uniform nature of the product limits the competitive advantage that may be gained based upon unique or improved product features.
We compete with large, multi-product companies and other biodiesel plants with varying capacities. We face competition for capital, labor, management, feedstock and other resources. Some of our competitors have greater resources than we currently have or will have in the future. Some of our competitors have soy-crushing facilities and are not reliant upon third parties for their feedstock supply. Most biodiesel plants are not equipped to process raw materials, such as soybeans, into feedstock, such as soybean oil. Cargill, Inc., Archer Daniels Midland Co., and Bunge have significant crush capabilities throughout North America. Also, increasing feedstock costs have spurred additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.
According to the United States Department of Agriculture (USDA), the 2006 soybean crop yielded approximately 3.2 billion bushels of soybeans. Iowa accounted for more than 500 million bushels of the 2006 national soybean production. The United States Department of Agriculture (USDA) reported on September 12, 2007 that in 2007-2008, U.S. corn production is estimated to increase 24%, and as a result, soybean production is expected to decrease 18%. If fewer soybeans are produced in any given year, we could face significant competition from other biodiesel producers for soybean soil, since a decrease in the soybean crop would likely lead to a comparable decrease in the supply of soybean oil. An increase in competition for soybean oil may also increase soybean oil costs. The United States Department of Agriculture’s (“USDA”) November 2007 Oil Crops Outlook report states that the average October 2007 soybean oil price jumped to 38.1 cents per pound, which is up approximately 54% from one year ago and is the highest average price since May 1984. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of December 7, 2007 was even higher, ranging from 42.9 to 44.4 cents per pound. Any further increase in soybean oil costs, or the persistence of the currently high prices, may adversely impact our ability to generate a profit.
In 2006, approximately 225 million gallons of biodiesel were produced in the United States. As of September 2007, the National Biodiesel Board reported that there were 165 operating biodiesel plants in the United States with a total annual production capacity of 1.85 billion gallons. Four of these plants were undergoing expansions to increase their annual production capacity. Another 80 plants were reported to be in the planning stages or under construction as of September 2007. The additional combined capacity of these plants under construction or expansion is estimated at 1.37 billion gallons per year. Biodiesel plants are currently operating in 45 states. We anticipate that as additional biodiesel plants are constructed and brought on line, the supply of biodiesel will increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.

We expect that additional biodiesel producers will enter the market if the demand for biodiesel increases. When new producers enter the market, they will increase the supply of biodiesel in the market. If biodiesel demand does not keep pace with additional supply, the sale price of biodiesel may decrease and we may not be able to operate our plant profitably. Biodiesel supply may already exceed demand for biodiesel.
We currently compete with other plants with much larger production capacity than ours. Large plants with which we compete include the 85 million gallon per year Archer Daniels Midland Co (ADM) canola-based plant in Velva, North Dakota, the 86 million gallon per year Green Earth Fuels multi-feedstock plant in Houston, Texas, the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington which became operational in August 2007, and the 80 million gallon per year soy-based biodiesel plant owned by Louis Dreyfus Agricultural Industries, LLC in Claypool, Indiana which commenced operations in August 2007.
In addition, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc. and Archer Daniels Midland Co. (ADM) are large suppliers of soybean oil, both of which own and operate their own biodiesel plants in the Midwest. Cargill, Inc. owns a 37.5 million gallon plant in Iowa Falls, Iowa. ADM has constructed an 85 million gallon plant in Velva, North Dakota which processes canola oil into biodiesel.
Furthermore, we must compete with Renewable Energy Group, Inc. (“REG”), the entity that is currently serving as our manager and product marketer and previously served as our design-builder. REG owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. REG’s Ralston facility was previously owned by West Central Cooperative; however, West Central Cooperative combined all of its biodiesel-related products and services with REG. REG is also in the process of constructing two 60 million gallon per year biodiesel plants that it will own and operate, one which will be located in Emporia, Kansas and another which is located near New Orleans, Louisiana. Accordingly, we will be in direct competition with REG for the acquisition of inputs and the sale of our products. We entered into a management and operational services agreement with REG on August 22, 2006. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Plant Management, Feedstock Procurement and Marketing” for more information. Under this agreement, REG provides us with (1) a general manager; (2) an operations manager; (3) feedstock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. Accordingly, REG is both a direct competitor and an entity on which we are highly dependent for the production and sale of all of our biodiesel. See “Dependence on One or a Few Major Customers.” Furthermore, our management and operational services agreement with REG does not prevent REG from providing marketing and sales services for our competitors.
There are currently 13 other active biodiesel plants in Iowa. The first is REG’s Ralston, Iowa facility discussed above. A second biodiesel producer in Iowa is Ag Processing Inc. (AGP) in Sergeant Bluff. This facility produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa. AGP has completed an expansion of its plant, increasing its production capacity from 7 to 12 million gallons per year. The company has previously announced plans for another plant expansion that would increase its production capacity to approximately 30 million gallons per year.
A third biodiesel production facility in Iowa is Soy Solutions of Iowa, LLC located in Milford, Iowa. This is a “stand-alone” facility that purchases soybean oil from the market. The facility has capacity to produce approximately 2 million gallons of biodiesel annually, and utilizes virgin soybean oil as its sole feedstock.
A fourth biodiesel production facility in Iowa is Western Iowa Energy, LLC located in Wall Lake, Iowa. This facility has capacity to produce 30 million gallons of biodiesel annually and utilizes both soybean oil and animal fats as its feedstock. This biodiesel plant was constructed by REG and is currently managed by REG.

A fifth biodiesel production facility in Iowa is operated by Cargill Inc. located in Iowa Falls. Cargill’s facility has an annual production capacity of 37.5 million gallons. Cargill uses soybean oil as its primary feedstock and is located adjacent to its soybean crush facility.
The sixth biodiesel production facility in Iowa is owned by Clinton County BioEnergy, L.L.C. located in Clinton, Iowa. This facility has capacity to produce 10 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.
A seventh biodiesel production facility is Tri-City Energy, LLC located in Keokuk, Iowa. The facility has capacity to produce 5 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.
The eighth operating biodiesel production facility is Western Dubuque Biodiesel, LLC, which is located near Farley, Iowa. Western Dubuque Biodiesel has the capacity to produce 30 million gallons of biodiesel per year. This biodiesel plant was constructed by REG and is currently managed by REG. This plant is not capable of pretreating animal fats like our plant.
The ninth operating biodiesel production facility in Iowa is Freedom Fuels, LLC near Mason City, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year.
The tenth operating biodiesel production facility is Iowa Renewable Energy, LLC in Washington, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year, from either vegetable oil or animal fat. This biodiesel plant was constructed by REG and is currently managed by REG.
The eleventh and twelfth plants are operated by Sioux Biochemical, Inc. and Riksch Biofuels L.L.C. Sioux Biochemical, located in Sioux Center, Iowa, is capable of producing 1.5 million gallons of biodiesel each year and Riksch Biofuels, located in Crawfordsville, Iowa, is capable of producing 10 million gallons of biodiesel each year.
Finally, a thirteenth plant, East Fork Biodiesel, LLC, finished construction on its 60 million gallon per year plant in Algona, Iowa, currently making it the largest biodiesel producer in Iowa. However, this plant is not currently operating. This biodiesel plant was constructed by REG and is currently managed by REG.
In addition, at least two other companies have proposed plants in Iowa. Maple River Energy, LLC has a 5 million gallon per year facility under construction. Finally, Soy Energy, LLC was constructing a 30 million gallon per year biodiesel plant in Marcus, Iowa, but has suspended plant construction at this time.
Because of current adverse economic conditions affecting the biodiesel industry, several of these plants have either curtailed production or stopped production completely.
If the new plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 350 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. Southern Iowa BioEnergy, LLC announced plans to build a 40 million gallon per year multi-feedstock plant near Osceola, and Farmer’s Cooperative Company announced plans to construct a 30 million gallon per year multi-feedstock plant near Marble Rock. Additionally, Hawkeye BioEnergy, LLC announced plans to construct a 60 million gallon per year multi-feedstock plant near Camanche. Northern Bio Energy, LLC has announced plans to construct a 60 million gallon per year biodiesel facility near Estherville, and Natural Innovative Renewable Energy, LLC has announced plans to construct a 60 million gallon per year plant in Plymouth County.
The following map produced by the National Biodiesel Board indicates the locations of most of the active plants in the United States as of September 7, 2007 (the last date for which data is currently available from the National Biodiesel Board). Active plants are those companies that are actively producing biodiesel. Companies in the earlier stages of the process are not represented on this map.

Commercial Biodiesel Production Plants (September 7, 2007)
Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf
The following table provides a list of the active biodiesel plants in the United States as of September 7, 2007, as reported by the National Biodiesel Board. Some newly constructed plants, are not listed.

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
AL
	Alabama Biodiesel Corporation	Moundville		Soy
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soy
	Eagle Biodiesel, Inc.	Bridgeport	30,000,000
	Independence Renewable Energy Corp	Perdue Hill	40,000,000	Multi Feedstock
AR
*	FutureFuel Chemical Company	Batesville	24,000,000	Multi Feedstock
	Patriot Biofuels	Stuttgart	3,000,000	Multi Feedstock
AZ
	Amereco Arizona, LLC	Arlington	15,000,000	Multi Feedstock
CA
	Bay Biodiesel, LLC	San Jose	3,000,000	Soy
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Central Valley Biofuels, LLC	Orange Cove		Soy, Cottonseed
	Energy Alternative Solutions, Inc.	Gonzales	4,000,000	Multi Feedstock
	Evergreen Biodiesel	Big Oak Flat	50,000	Recycled Cooking Oil
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	So Cal Biofuels, Inc.	Anaheim	1,100,000	Yellow Grease
	Yokayo Biofuels, Inc.	Ukiah	250,000	Recycled Cooking Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
CO
	American Agri-diesel LLC	Burlington	6,000,000	Soy
	Bio Energy of America	Denver	10,000,000	Soy
	Bio Energy of America	Denver	8,000,000	Soy
	Great White Bottling, Inc.	Denver	1,300,000	Soy
CT
	Bio-Pur Inc.	Bethlehem	1,000,000	Multi Feedstock
DE
	Mid-Atlantic Biodiesel	Clayton	6,500,000	Multi Feedstock
FL
	Agri-Source Fuels, Inc.	Dade City	30,000,000	Multi Feedstock
*	Purada Processing, LLC	Lakeland	18,000,000	Soy
GA
	ECO Solutions, LLC	Chatsworth	25,000,000	Multi Feedstock
	Farmers & Truckers Biodiesel of Georgia, LLC	Augusta	5,000,000	Poultry Fat Plant Oils, Animal
	Georgia Biofuels Corp.	Loganville	1,000,000	Fats
	Middle Georgia Biofuels	East Dublin	2,500,000	Multi Feedstock
*	Peach State Labs	Rome		Soy
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soy
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	500,000	Recycled Cooking Oil
	Pacific Biodiesel	Honolulu	1,000,000	Recycled Cooking Oil
IA
*	AGP	Sergeant Bluff	30,000,000	Soy
*	Cargill	Iowa Falls	37,500,000	Soy
	Central Iowa Energy, LLC	Newton	30,000,000	Multi Feedstock
	Clinton County BioEnergy	Clinton	10,000,000	Soy
	Freedom Fuels, LLC	Mason City	30,000,000	Soy
*	Renewable Energy Group, Inc.	Ralston	12,000,000	Soy
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn Oil
	Soy Solutions	Milford	2,000,000	Soy
	Tri-City Energy	Keokuk	5,000,000	Soy
	Western Dubuque Biodiesel	Farley	30,000,000	Soy
*	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
ID
	Blue Sky Biodiesel, LLC	New Plymouth	10,000,000	Soy
IL
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soy
	Midwest Biodiesel Products, Inc.	South Roxanna	30,000,000	Soy
*	Stephan Company	Millsdale	22,000,000	Soy
IN
	e-biofuels, LLC	Middletown	25,000,000	Soy
	Evergreen Renewables	Hammond	5,000,000	Soy
	Heartland Biofuel	Flora	450,000	Soy
	Integrity Biofuels	Morristown	10,000,000	Soy
	P.E.C. Biofuels IN, Inc.	Elkhart
KS
	Healy Biodiesel, Inc.	Sedgwick	1,000,000	Recycled Cooking Oil
	Krystal Clean Biofuels	Kansas City		Multi Feedstock
	Salemby Resources	Burden		Canola
KY
*	Griffin Industries	Butler	2,000,000	Multi Feedstock
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soy
LA
	Allegro Biodiesel Corporation	Pollock	12,000,000	Soy
MA
	MPB Bioenergy, LLC	West Bridgewater	500,000	Recycled Cooking Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
MD
	Maryland Biodiesel	Berlin	1,000,000	Soy
ME
	Bio Renewable Fuels	Fairfield	10,000,000	Yellow Grease
MI
	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Soy
	NextDiesel	Adrian	20,000,000	Multi Feedstock
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000	Multi Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
	Midwest Renewable, LLC	Menahga	4,000,000	Soy
*	Minnesota Soybean Processors	Brewster	30,000,000	Soy
*	Soymor	Albert Lee	30,000,000	Soy
MO
	Global Fuels, LLC	Dexter	3,000,000	Multi Feedstock
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock
	Mid America Biofuels, LLC	Mexico	30,000,000	Soy
	Missouri Better Bean	Bunceton	15,000,000	Multi Feedstock
	Missouri Bio-Products, Inc.	Bethel	2,000,000	Multi Feedstock
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Channel Chemical Corporation	Gulfport	5,000,000	Soy
	Delta Biofuels, Inc.	Natchez	80,000,000	Multi Feedstock
	North Mississippi Biodiesel	New Albany	7,000,000	Soy
NC
	Blue Ridge Biofuels	Asheville	1,000,000	Multi Feedstock
	Evans Environmental Energies, Inc.	Wilson	6,000,000
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock
	Gortman Biofuel, LLC	Winston Salem	100,000
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Soy
	Piedmont Biofuels	Pittsboro	4,000,000	Multi Feedstock
	Smoky Mountain Biofuels, Inc.	Dilsboro
ND
	ADM	Velva	85,000,000	Canola
NE
	Horizon Biofuels, Inc.	Arlington	500,000	Animal Fat
	Pioneer Biodiesel, LLC	Gering	2,000,000	Soy
	Wyobraska Biodiesel, LLC	Gering	10,000,000	Soy
NJ
	Eastern Biofuels, LLC	Newark	24,000,000	Soy
	Fuel Bio One, LLC	Elizabeth	50,000,000	Multi Feedstock
NM
	Rio Valley Biofuels, LLC	Anthony		Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	5,000,000	Multi Feedstock
NY
				Trap Grease, Recycle
	North American Biofuels Company, Inc.	Bohemia	2,500,000	Cooking Oil Soy
	Sheppard Grain, Inc.	Phelps		Soy
OH
	Agrifuels, LLC	Breman	3,000,000	Soy
	American Ag Fuels, LLC	Definance	1,500,000	Multi Feedstock
	Center Alternative Energy Company	Cleveland	5,000,000	Soy
	Jatrodiesel, Inc.	Miamisburg	5,000,000	Multi Feedstock
	PEC Biofuels	Hicksville	7,500,000	Soy
*	Peter Cremer	Cincinnati	30,000,000	Soy
OK
	Earth Biofuels, Inc.	Durant	10,000,000	Multi Feedstock

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	Green Country Biodiesel, Inc.	Chelsea	2,500,000	Soy
OR
	Green Fuels of Oregon, Inc.	Klamath Falls	1,000,000	Canola
	SeQuential-Pacific Biodiesel, LLC	Salem	1,000,000	Multi Feedstock
PA
	Biodiesel of Pennsylvania, Inc.	White Deer	1,500,000	Soybean Oil
	Keystone BioFuels, Inc.	Shiremanstown		Soy
	Middletown Biofuels, LLC	Middletown	2,000,000	Soy
	Soy Energy, Inc.	New Oxford	1,500,000	Soy
	United Biofuels, Inc.	York	1,500,000	Soy
	United Oil Company	Pittsburgh	5,000,000	Multi Feedstock
RI
	Mason Biodiesel, LLC	Westerly	2,500,000	Soy
SC
*	Carolina Biofuels, LLC	Greenville	30,000,000	Soy
	Southeast BioDiesel, LLC	Charleston	6,000,000	Multi Feedstock
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Soy
TN
	Agri-Energy, Inc.	Louisburg	5,000,000	Soy
	BIG Biodiesel, LLC	Pulaski	250,000	Soy
	Biofuel of Tennessee, LLC	Decaturville	10,000,000	Soy
	Blue Sky Biodiesel, Inc.	Wartburg	3,000,000	Multi Feedstock
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Soy
	NuOil	Counce	1,500,000	Soy
	TN Bio Energy	Summitville		Soy
TX
	Agribiofuels, LLC	Dayton	12,000,000	Cottonseed, Soy
	AgriMax Fuels, LLC	Channelview	3,000,000	Soy
	Biodiesel Industries of Greater Dallas-Fort Worth	Denton	3,000,000	Multi Feedstock
	BioSelect Fuels (GBBLP)	Galveston	21,000,000	Multi Feedstock
				Cottonseed, Soy,
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Canola
	Central Texas Biofuels	Giddings	1,500,000	Soy
	ECO Friendly Products, Inc.	Channelview	3,000,000	Multi Feedstock
	GeoGreen Fuels	Gonzales	3,000,000	Multi Feedstock
				Multi Feedstock
	Green Earth Fuels of Houston, LLC	Galena Park	86,000,000	Cottonseed, Animal
*	Huish Detergents	Pasadena	15,000,000	Palm
*	Johann Haltermann Ltd	Houston	20,000,000	Soy
	Kemlink Energy, Inc.	Pasadena	2,500,000	Multi Feedstock

	Momentum Biofuels, Inc.	Pasadena	20,000,000	Soy, tallow
	New Fuel Company	Dallas	250,000	Multi Feedstock
	NMM, Ltd	Channelview	1,000,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	30,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,500,000	Multi Feedstock
	SAFE Renewable Corp.	Conroe	30,000,000	Soy
	Smithfield Bioenergy LLC	Cleburne	12,000,000	Multi Feedstock
	SMS Envirofuels	Poteet	6,000,000	Soy
	Valco Bioenergy	Harlingen	3,000,000	Cottonseed
UT
	Better Biodiesel	Spanish Fork	9,000,000	Multi Feedstock
	Denali Industries, LLC	American Fork	3,800,000	Multi Feedstock
VA
	Cheasapeake Custom Chemical	Ridgeway	5,000,000	Soy
	RECO Biodiesel, LLC	Richmond	10,000,000	Soy
	Renroh Environmental Company	South Boston	80,000
	Virginia Biodiesel Refinery	New Kent	7,000,000	Soy
WA
	Central Washington Biodiesel, LLC	Ellensburg		Multi Feedstock

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
	Gen-X Energy Group, Inc.	Burbank	15,000,000	Multi Feedstock
	Imperium Grays Harbor	Hoquiam	100,000,000	Multi Feedstock
	Olympic Biofuels, LLC	Poulsbo	200,000	Multi Feedstock
*	Seattle Biodiesel	Seattle	5,000,000	Multi Feedstock
	Standard Biodiesel USA Inc.	Arlington	5,000,000	Waste Vegetable Oil
WI
	Renewable Alternatives	Manitowoc		Soy
	Sanimax Energy Inc.	Deforest	20,000,000	Multi Feedstock
	Walsh Bio Diesel, LLC	Mauston	5,000,000	Soy
WY
	Blue Sky Biodiesel, LLC	Cheyenne	5,000,000	Soy

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.
The majority of plants, and many of the largest biodiesel producers, utilize soybean oil. Accordingly, we must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of our raw materials, such as soybean oil and animal fats. Although a majority of plants utilize soybean oil, this may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. Research is currently underway to develop technology to produce biodiesel from alternative feedstocks such as algae. Furthermore, producers may increasingly design their plants with the capability to use multiple feedstocks. However, we expect that increases in biodiesel production will likely continue to increase the cost of soybean oil. This will make it more expensive for us to produce our biodiesel and will reduce our profit margins. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. The reason for this inability to pass along increased costs is that in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins. If we continue to experience high feedstock costs for a sustained period of time, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated. This could require us to temporarily or permanently shutdown the biodiesel plant, which would adversely affect our ability to generate profits.
Many current plants are capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever is provides the greatest return at any given time. This is beneficial because the cost of feedstock is the highest cost associated with biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity and lower nitrogen oxide (NOx) emissions. However, some purchasers of animal fat-based biodiesel may believe that it is not suitable for use during the winter months in colder climates due to its tendency to gel at lower temperatures. This could limit our ability to sell animal fat-based biodiesel during winter months.
Competition from Other Fuel Sources
Biodiesel Competition
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Recently, the price of diesel fuel has steadily increased, reaching record high prices in early November 2007. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In Iowa, the price for B100 biodiesel, which is 100% biodiesel, was approximately $3.85 to $4.05 per gallon for the week of December 7, 2007, according to the USDA’s Weekly Ag Energy Round-Up report. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of your investment.

At least one large oil company has recently announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel. However, as a result of an April 2007 Internal Revenue Service interpretation of the application of certain biodiesel tax credits created under the Energy Policy Act of 2005, renewable diesel processed in traditional petroleum-refining equipment is currently eligible for the $1.00 per gallon blenders’ tax credit. Opponents of the recent IRS interpretation argue that the blenders’ tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the recent interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. In April 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. Because renewable diesel is currently eligible for the blenders’ tax credit, other large oil companies may also decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than us. Furthermore, oil refiners may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons, with a few exceptions like Archer Daniels Midland’s 85 million gallon per year biodiesel plant in North Dakota or Imperium Renewables’ 100 million gallon per year biodiesel plant in Washington. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely impacted.
In addition, the Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that is made available for retail sale beginning in October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel, which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of your investment.
Glycerin Competition
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. According to the September 2006 edition of Biodiesel Magazine, annual consumption of glycerin in the United States from 2003 to 2005 ranged between 400 million and 450 million pounds and the biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. Some smaller plants were even forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. According to the Jacobsen Publishing Company’s Biodiesel Bulletin, some biodiesel producers were even paying 3 to 4 cents per pound to dispose of crude glycerin. However, as of September 2007, the Biodiesel Magazine reported that there has recently been a steady, gradual increase in glycerin prices and further reported that REG, our biodiesel and glycerin marketer, was receiving between 6 and 10 cents per pound for unrefined glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co- product. If the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin. We are currently selling our glycerin at approximately 10 to 15 cents per pound.

REG currently markets the glycerin produced at our plant under our management and operational services agreement. However, as biodiesel production continues to grow, glycerin production will also increase. If the market becomes saturated due to excess glycerin production, our ability to market our glycerin may be limited. Low glycerin prices may also limit our ability to generate revenues through the sale of our co-product. This may negatively affect the profitability of our business.
While crude glycerin prices remain low, the Biodiesel Magazine reports that as of September 2007 refined glycerin was receiving approximately 30 to 40 cents per pound. This has prompted some of our competitors, such as Cargill Inc. and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. In Iowa Falls, Iowa, Cargill, Inc. has built a 30 million pound per year glycerin refinery near its 37.5 million gallon per year biodiesel production plant. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
The Biodiesel Magazine reported in December 2007 that some researchers are currently developing technology that converts glycerin, a byproduct of biodiesel production, into ethanol. Ethanol made from glycerin may be cheaper to produce than ethanol made from corn, as glycerin does not require the extensive pre-processing steps required for corn. Research is also underway to develop methods of converting glycerin into propylene glycol, which is a compound used in a variety of industrial products, including paints, polyester resins, lubricants, antifreeze and cosmetics. Accordingly, development of these technologies could increase the demand for glycerin. However, such technologies are still currently under development and there is no assurance that such technologies will become readily available or that they would increase demand for glycerin.
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin.
Dependence on One or a Few Major Customers
As discussed above, we entered into a management and operational services agreement with REG, under which REG has agreed to market all of the biodiesel and glycerin produced at our biodiesel facility. Accordingly, we do not have our own sales force. Therefore, we are highly dependent upon REG for the successful marketing of our products. Under our agreement, REG provides market analysis of biodiesel supply and demand; market access to distribution channels developed by REG; analysis and audit of biodiesel customers; marketing specialists and sales representatives for the development of sales opportunities and customer relationships; transportation and logistics for biodiesel shipment; and invoicing and accounts receivable management. If REG breaches the agreement or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel. Our lack of a sales force and reliance on a third party to sell and market our products may place us at a competitive disadvantage. Any loss of REG as the marketer for our products or any inability by REG to successfully market our products could have a significant adverse impact on our revenues.
Under our management and operational services agreement, REG has also agreed to procure all of the feedstock and chemical inputs necessary for the production of biodiesel at our facility. Therefore, we are highly dependent on REG not only for the successful marketing of our products, but for the procurement of adequate supplies of the inputs necessary to produce our products. Any loss of our relationship with REG could have a significant adverse impact on our ability to generate revenues, as we would not have any other agreements in place with additional suppliers for the acquisition of feedstock and chemical inputs. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units.
Furthermore, as discussed under “DESCRIPTION OF BUSINESS — Competition” and “RISK FACTORS”, we are in direct competition with REG and any failure by REG to comply with the terms of our agreement could negatively impact our ability to generate revenues. Likewise, if REG places the interests of other biodiesel plants which it manages ahead of our interests, our profitability may be negatively impacted. Although we expect that we would be able to secure alternative marketers or feedstock suppliers if necessary, we have no agreements with alternative marketers or suppliers at this time and there is no assurance that we would be able to obtain them if necessary. See “DESCRIPTION OF BUSINESS — Distribution of Principal Products” or “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Plant Management, Feedstock Procurement and Marketing” for a discussion of our agreement with REG, Inc.

Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Newton for the discharge of our wastewater into its wastewater disposal system. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Permitting.” Thompson Environmental Consulting, Inc. assisted us in obtaining all of our required permits and continues to provide us assistance in ongoing permitting issues. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. We estimate that we will spend approximately $20,000 in complying with federal, state, and local environmental laws over the next twelve months.
We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.
The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which would increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of biodiesel. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
As of December 5, 2007, we currently have 27 full-time employees. We do not expect to hire any more employees in the near future, as the current number of employees suits our needs. Our general manager and operations manager are employed by REG and placed at our facility pursuant to our management and operational services agreement. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Employees.”
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.
Risks Related to Our Business
We have a limited operating history. We organized our company in March 2005 and commenced production of biodiesel at our plant in April 2007. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside of our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. There is no assurance that our future financial performance will improve. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short amount of time. Some of these risks relate to our potential inability to:

•	effectively manage our business and operations;

•	recruit and retain key personnel; and

•	develop new products that complement our existing business.
If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.
We have a history of losses and may not ever operate profitably. For our fiscal year ended September 30, 2007, we incurred a net loss of $3,046,370. There is no assurance that we will be successful in our efforts to operate the biodiesel plant or that we will be able to operate profitably. We commenced production of biodiesel in April 2007. The biodiesel industry is experiencing very high raw material costs and low biodiesel prices, making profit margins very small or nonexistent. This has resulted, and may continue to result, in a situation where our costs of producing biodiesel are more than the price we receive for our biodiesel. We have also been experiencing decreasing demand for our biodiesel. As of the fiscal year ended September 30, 2007, we operated at approximately 97% of our nameplate capacity, but we are currently only operating at approximately 72% of nameplate capacity. Should we continue to endure the current high raw material costs without an increase in the price we receive for our biodiesel, we may have to continue to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
Our business is not diversified. Our success depends largely on our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and glycerin. If economic or political factors adversely affect the market for biodiesel, we have no other line of business to fall back on. Our business would also be significantly harmed if our biodiesel plant does not operate at full capacity for any extended period of time.
Our business is sensitive to demand for biodiesel and glycerin. Our results of operations and financial conditions are significantly affected by the demand for our biodiesel and glycerin. As of December 2007, we are currently operating at 72% of our nameplate capacity. Although we anticipate producing at a higher percentage of our nameplate capacity in the future, market forces may require us to continue operating below our nameplate capacity. If we operate at less than full capacity for a sustained period of time, our ability to generate revenues and our profit margins will decrease.
Our business is sensitive to feedstock prices. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Biodiesel production at our plant requires significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased profits. If we continue to experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant.
Our biodiesel plant processes primarily soybean oil and animal fats, and the cost of feedstock represents approximately 70%-90% of our cost of production. Historically, the price of soybean oil has been volatile, with increased volatility occurring recently. The United States Department of Agriculture’s (“USDA”) November 2007 Oil Crops Outlook report provides that the average October 2007 soybean oil price jumped to 38.1 cents per pound, which is up approximately 54% from one year ago. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. However, increasing feedstock costs have spurred the development of additional crushing facilities across the country. We expect to compete with them and other plants for feedstock origination. Competition for raw soy oil, animal fats and other feedstock may increase our cost of feedstock and harm our financial performance and reduce the value of our units. Any inability to obtain adequate quantities of feedstock at economical prices will result in increased costs and result in increased losses.

We are in competition with REG, our design-builder and manager, which could place us at a competitive disadvantage and cause a conflict of interest for our manager. We entered into an agreement with REG to design, engineer and build the processing facility. In addition, we have contracted with REG for management, feedstock procurement and marketing services for our plant. We are highly dependent upon REG to procure our inputs and market our products. We are also highly dependent upon REG’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. Further, if our plant should fail to operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facility in Ralston, Iowa and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG, our former design-builder and current plant manager, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facility and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant. Although we have entered into a management and operational services agreement with REG for management and marketing services, there is no assurance that REG’s performance of these services is not compromised by its own biodiesel production operations.
Increases in the price of natural gas could reduce our profitability. Our results of operations and financial condition are significantly affected by the cost and supply of natural gas. Changes in the price and supply of natural gas are subject to and determined by market forces over which we have no control.
Natural gas has recently been available only at prices exceeding historical averages. These prices will increase our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture biodiesel for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent upon our directors to operate the biodiesel plant. Most of our directors are experienced in business generally but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors. REG has hired Derek Winkel to be General Manager and Phil Abels to be Operations Manger of the plant and they have experience with production facilities. However, REG may not be successful in retaining such individuals because of the competitive market for such individuals. New plants are continually being constructed and there are a limited number of individuals with expertise in this area. In addition, REG may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. REG’s failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure. If Central Iowa Energy fails, our members could lose all or substantially all of their equity interest.
Our exclusive reliance on REG, Inc. to manage our plant, procure our inputs and market our products could damage our profitability if REG, Inc. fails to perform its obligations under the agreement. We are highly dependent upon REG, Inc. to manage our plant, procure our inputs and market our products pursuant to our management and operational services agreement. We do not have a soy crushing facility to supply our own raw soybean oil or feedstock. REG, Inc. acquires our feedstock from third parties. If REG, Inc. is unable to provide us with adequate feedstock, we may have to decrease or halt operations which would adversely affect our ability to generate profits and adversely affect our financial obligations

In addition, we do not have a sales force of our own to market our biodiesel and glycerin and are highly dependent upon REG, Inc. to market our products. If REG, Inc. breaches the contract or does not have the ability, for financial or other reasons, to market all of the biodiesel we produce, we will not have any readily available means to sell our biodiesel. Our lack of a sales force and reliance on REG, Inc. to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could adversely affect our financial position.
If REG, Inc. does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Our reliance on REG, Inc. may place us at a competitive disadvantage. Any loss of this relationship with REG may result in the failure of our business. Significant costs and delays would likely result from the need to find other consultants or marketers. In addition, any failure to perform under our agreement by REG may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our members could lose all or substantially all of their equity interest.
REG has also announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and it already owns a biodiesel plant. This means that REG and its affiliates are competitors as well as management and construction service providers.
We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and other commodities and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. Alternatively, we may choose not to engage in hedging transactions. As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
Hedging activities themselves can result in increased costs because price movements in soybean oil contracts and other commodity contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil and other commodities. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
As of September 30, 2007, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $719,482. A loss of $314,001 was also included in our cost of goods sold on our statement of operations for our fiscal year ended September 30, 2007. This is due primarily to losses realized on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. We had a short position with respect to home heating oil, which climbed to record high prices in 2007, resulting in significant hedging losses. Our hedging losses as of September 30, 2007 were partially offset by higher-priced biodiesel sales. If we continue to realize losses with respect to our derivative instruments, our net loss could increase. As of November 31, 2007, we have incurred approximately $876,290 in additional hedging losses.
Risks Related to Operation of the Biodiesel Plant
We depend on key suppliers, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of our units. We are highly dependent upon REG or its affiliates for the operations of the plant. Should REG fail to perform in any manner significant to our operations, our project could fail and our members could lose some or all of the value of their investment. Further, we are depending on REG’s assessment of the cost and feasibility of operating our plant. If REG’s assessment of the cost and feasibility of operating our plant are incorrect, we may encounter unforeseen costs or difficulties in the operation of our plant which could affect our profitability or force us to abandon our business.
We are also highly dependent upon REG’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. Further, if our plant does not continue to operate to the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG may not be able to address such deficiency in an acceptable manner. Failure to do so could cause us to cease production of biodiesel, either temporarily or permanently, which could damage our ability to generate revenues and reduce the value of our units.

We are highly dependent upon REG to procure our inputs and market our products. If REG does not perform its obligations pursuant to our management and operations services agreements we may be unable to specifically enforce our agreement which could negatively affect the value of our units. Our reliance on REG may place us at a competitive disadvantage. Our reliance on REG is of particular concern given that REG has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and REG already owns one biodiesel plant. This means that REG and its affiliates are competitors for many aspects of our business including: feedstock procurement, biodiesel marketing, as well as management service providers and employees.
Technological advances could significantly decrease the cost of producing biodiesel or result in the production of higher-quality biodiesel, and if we are unable to adopt or incorporate technological advances into our operations, our plant could become uncompetitive or obsolete. We expect that technological advances in the processes and procedures for processing biodiesel will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our plant less efficient or obsolete, or cause the biodiesel we produce to be of a lesser quality. Advances and changes in the technology of biodiesel production are expected to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. These advances could also allow our competitors to produce biodiesel at a lower cost than we are able. The plant is a single-purpose facility and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Biodiesel Industry
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2006, approximately 225 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce approximately 13% of the 2006 domestic supply. In addition, many biodiesel plants do not operate at full capacity. The National Biodiesel Board estimates the current dedicated biodiesel production capacity of existing biodiesel plants as of September 2007 is approximately 1.85 billion gallons per year. Further, plants under construction and expansion as of September 2007, if completed, are expected to result in another 1.37 billion gallons of annual biodiesel production capacity, for total annual production capacity of 3.22 billion gallons. Thus the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory and judicial decision makers and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result.
Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.

Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. According to the September 2006 issue of Biodiesel Magazine, consumption of glycerin in the United States has ranged between 400 million and 450 million pounds for 2003 to 2005. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. According to the September 2006 issue of Biodiesel Magazine, some smaller plants were even forced to essentially give away glycerin and some have had to pay to dispose of the glycerin. However, as of September 2007, the Biodiesel Magazine reported that there has recently been a steady, gradual increase in glycerin prices and further reported that REG, our biodiesel and glycerin marketer, was receiving between 6 and 10 cents per pound for unrefined glycerin. However, if the price of glycerin declines to zero we could be forced to pay to dispose of our glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase at a rapid pace. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock prices to our biodiesel customers. We cannot pass along increased feedstock prices to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated. Furthermore, REG has announced its intention to increase biodiesel production through wholly-owned and third-party managed biodiesel plants, and it currently owns a biodiesel plant. This means that REG and its affiliates are competitors for a limited supply of feedstock as well as management and construction service providers.
The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. In September 2007, the National Biodiesel Board estimated there were 165 active plants with an annual production capacity of 1.85 billion gallons annually. Another 80 plants were currently under construction and an additional 4 plants were expanding their existing operations. The additional combined capacity of these plants under construction is estimated at 1.37 billion gallons per year and, if realized, would push national biodiesel production capacity to approximately 3.22 billion gallons per year.
We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, owns a 37.5 million gallon plant in Iowa Falls, Iowa. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., has constructed an 85 million gallon plant in Velva, North Dakota to process canola oil into biodiesel. Additionally, Green Earth Fuels operates an 85 million gallon per year plant in Houston, Texas and Imperium Renewables recently completed construction of its 100 million gallon per year biodiesel plant in Grays Harbor, Washington in August of 2007, making it one of the largest biodiesel producers in the country. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, lower prices for biodiesel may result which would adversely affect our ability to generate profits and adversely affect our financial obligations.

As the production of biodiesel fuel increases there may not be an adequate supply of railroad tank cars or trucks to distribute the biodiesel fuel produced by our plant. As more of the biodiesel production plants under construction and in the planning phase begin production, there exists an increasingly large supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail tank cars or trucks to distribute the fuel which is produced. This problem has affected the agriculture industry for years and there are already reports of rail tank car shortages becoming a problem for the biodiesel industry.
Risks Related to Biodiesel Production
The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues. On November 14, 2007, the USDA reported the October average price of soybean oil was approximately $0.38 per pound. In the USDA’s November 14, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007-2008 forecast being $0.38 to $0.42 per pound. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of December 7, 2007 was even higher, ranging from $0.42-$0.44 cents per pound. The twenty-year average price for soybean oil is approximately $0.21 cents per pound. December soybean oil future contracts at the end of September exceeded 40 cents per pound. This is significantly higher than the soybean oil prices we anticipated prior to constructing the biodiesel plant. This increase in forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12-year low. Our plant is capable of using alternate feedstocks, including animal fats. However, demand and price are increasing for alternatives as well. In a November 14, 2007 report, the USDA predicted lard and edible tallow will cost approximately $0.28 and $0.27 per pound, respectively, in 2006-2007, up from $0.22 and $0.19, respectively, in 2005. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 to $0.35 to $0.39 for lard and $0.34 to $0.38 for edible tallow. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant, either temporarily or permanently. Shut downs or the persistence of recent high feedstock costs, or any further increase of feedstock costs, may reduce our revenues from operations which could decrease or eliminate the value of our units.
Declines in the prices of biodiesel and its co-product will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its primary co-product, i.e., glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production capacity of biodiesel continues to rapidly expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.
As of December 2007, we are operating at approximately 72% of our nameplate capacity due to seasonal decline in the demand for biodiesel. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. We expect that we will operate at approximately 60% capacity during the first quarter of the 2008 fiscal year due to decreased biodiesel demand. If we continue to operate at less than full capacity, this would have a negative impact on our revenues.
In addition, increased biodiesel production has lead to increased supplies of co-products from the production of biodiesel, such as glycerin. These increased supplies have led to lower prices for glycerin. Glycerin prices in Europe have declined over the last several years due to increased biodiesel production and saturation of the glycerin market. Those increased supplies are expected to or currently outpace demand in the United States as well. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products will result in decreased revenues.
Our business is sensitive to feedstock costs and the availability of adequate supplies of feedstock. Changes in the cost and availability of our feedstock may hinder our ability to generate revenue and reduce the value of our units. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Changes in the cost and supply of feedstock are subject to and determined by market forces over which we have no control. REG has agreed to procure adequate quantities of feedstock for our plant at competitive prices. We still pay for our feedstock, however, and may pay varying prices for it, depending upon the terms under which REG can obtain feedstock. Because there is little or no correlation between the cost of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs may result in decreased profitability. If we experience a sustained period of high feedstock costs, such costs may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated which could decrease or eliminate the value of our units.

If we are forced to temporarily cease operating our biodiesel plant for any reason, we might not be able to meet our current liabilities or our losses may be increased. If we are forced to temporarily cease operations at our biodiesel plant, either because we cannot sell the biodiesel we are producing, because of defects in our equipment at the plant, due to violations of environmental law, or any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
We are at a disadvantage in marketing our glycerin because our plant will not produce pharmaceutical grade glycerin, thereby decreasing the market for the glycerin we produce. The price of glycerin has decreased dramatically in the United States due to oversupply in part from increased biodiesel production. A major use of glycerin is in the production of drugs. The glycerin our plant produces, however, is not pharmaceutical grade glycerin. This limits our ability to market the glycerin produced by our biodiesel plant. The glycerin we produce has to be purified in order for it to be used in pharmaceutical applications. However, any glycerin produced from the production of animal fat-based biodiesel cannot be used in such pharmaceutical applications. Since the market in which we can sell our glycerin is limited, we might not be able to sell all of the glycerin we produce or we may not be able to sell our glycerin at a favorable price. If we cannot sell all of the glycerin we produce or cannot sell it at a favorable price, our ability to operate our biodiesel plant profitably might be adversely affected which could decrease the value of our units.
Competition from other sources of fuel may decrease the demand for our biodiesel. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in decreased revenues.
Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is highly dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and is present in the United States. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such increase in cost would increase the cost of producing our biodiesel and increase our loss from operations.
Concerns about fuel quality may impact our ability to successfully market our biodiesel. Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. An inability to successfully market our biodiesel will lead to decreased revenues and may adversely impact our ability to operate at all.
Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is more flowable in cold weather. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for tallow-based biodiesel is approximately 61ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel and animal fat-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months.

The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs. We anticipate that approximately 65% of our biodiesel sales for December of 2007 will be animal fat-based biodiesel.
Our reliance upon third parties for feedstock supply may hinder our ability to profitably produce our biodiesel. In addition to being dependent upon the availability and price of feedstock supply, we are dependent on relationships with third parties, including feedstock suppliers. We have entered into a management and operational services agreement with REG. REG anticipates acquiring our feedstock from third parties. Assuming that REG can establish feedstock relationships, suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units.
Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel. Because it is a relatively new product, the research on biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.
In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry, which may result in our inability to market our biodiesel.
Competition from other diesel fuel lubricity additives for ultra low sulfur diesel may be a less expensive alternative to our biodiesel, which would cause us to lose market share and adversely affect our ability to generate revenues. The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel available for retail sale since October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could adversely affect our ability to generate revenues.

Risks Related to Our Financing Plan
The loans agreements under which we obtained financing for the construction of our biodiesel plant contain restrictive covenants.
We have undertaken significant borrowings to finance the construction of the biodiesel plant. Our loan agreements with our lender contains restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital Resources.” In addition, the covenants may restrict our ability to make distributions on the units without the prior consent of our lender. Failure to comply with these covenants may constitute an event of default under our loan agreements. As of our fiscal year ended September 30, 2007, we were not in compliance with the tangible net worth covenant contained in our master loan agreement. Additionally, as of November 2007, we failed to comply with our working capital covenant and we currently project that we may also fail to comply with the working capital covenant for December 2007. We have been in communication with our lender as to the steps we need to take to resolve this situation and our lender has waived our failure to comply with the tangible net worth covenant as of our fiscal year ended September 30, 2007. However, no assurances can be given that we will be in compliance with any of the loan covenants contained in our loan agreements during our 2008 fiscal year. Further, no assurance can be given that our lender will be willing to waive any such non-compliance with one or more of these loan covenants during our 2008 fiscal year. A declaration of default under the loan agreements could have a material adverse impact on the Company’s financial condition and results of operations and could result in the acceleration of payments due under the agreement, imposition of higher interest rates or default, or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets.
We may be unable to raise additional capital in the event our funds from operations and our credit facilities are insufficient to fund our operations for the next twelve months.
In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations or to otherwise comply with the covenants contained in our financing agreements with our lender during the next 12 months, the board of directors may decide to attempt to issue additional membership units in the Company through one or more private placements. In such event, however, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. Due to current market conditions in the biodiesel industry, such as the increasing costs of soybean oil, animal fats, and methanol, and increased competition for the sale of our biodiesel, we may not be able to attract sufficient numbers of investors to provide us with the necessary amount of additional capital. In such event, we may be forced to shut down the plant, either temporarily or permanently, or we may be unable to comply with the loan covenants contained in our financing agreements, which could constitute a default under our loan agreements entitling our lender to accelerate payments under our loan agreements or foreclose its lien or security interest in the assets securing the loans.
Our auditor has raised doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value.
As discussed in the accompanying financial statements, our projected non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has caused our auditor to raise doubts about our ability to continue as a going concern. See Note J to the financial statements contained in Item 7 of this report. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. We failed to comply with our tangible net worth covenant as of our fiscal year ended September 30, 2007, and our lender has agreed to waive such non-compliance. However, we failed to comply with the working capital covenant as of November 2007 and it is projected that we may continue to fail to comply with one or more of our loan covenants, including the working capital covenant, either continually or periodically throughout the Company’s 2008 fiscal year. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the steps we need to take to resolve this situation, but there can be no assurance that our lender will waive any failure to comply with any one or more of the loan covenants after our fiscal year ended September 30, 2007. In the event our lender declares a default under the loan agreements and elects to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.

Our auditor’s doubts about our ability to continue as a going concern may make it difficult to raise any desired capital in the future.
As discussed in the accompanying financial statements, our past and projected non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has caused our auditor to raise doubts about our ability to continue as a going concern. See Note J to the financial statements. In the event that we need additional capital to comply with our loan covenants or to otherwise fund our operations, our board of directors may decide to attempt to sell additional units in the Company through one or more private placement offerings. However, in the event the board of directors determines it is necessary to raise additional capital, the doubts relating to our going concern expressed by our auditor in the accompanying financial statements may make it difficult to raise the necessary capital. If we are unable to raise any additional capital deemed necessary by our board of directors, our members could lose some or all of their investment.
Risks Related to Regulation and Governmental Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives, including those included in the Energy Policy Act of 2005. These credits are set to expire on December 31, 2008. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and revenues by making it more costly or difficult to produce and sell biodiesel. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel prices and negatively impact our financial performance.
A change in environmental regulations or violations thereof could be expensive and increase our losses. We are subject to extensive air, water and other environmental regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impact to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. To the best of our knowledge, we have at all times been in complete compliance with these laws, regulations or permits and we have all permits required to operate our business. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to increase our losses and negatively affect our financial condition.
Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. We expect that one or more employees or associates of REG will continue to advise our directors. We anticipate REG to continue to be involved in substantially all material aspects of our operations. We have entered into an agreement with REG under which REG acquires feedstock and the basic chemicals necessary for our operation, and to perform the sales and marketing functions for our plant. It is possible that REG may purchase our units. There is no assurance that our arrangements with REG are as favorable to us as they could have been if obtained from unaffiliated third parties. In addition, because of the extensive roles that REG has in the operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. Such conflicts of interest may increase our losses and reduce the value of our units and could result in reduced distributions to investors.
REG and its affiliates may also have conflicts of interest because employees or agents of REG are involved as owners, creditors and in other capacities with other biodiesel plants in the United States. We cannot require REG to devote its full time or attention to our activities. As a result, REG may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant.

Risks Related to Tax Issues in a Limited Liability Company
We expect to be taxed as a partnership, however, if we are taxed as a corporation we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any company-level taxes. Instead, the members are allocated any income generated by our company based on the member’s ownership interest, and would pay taxes on the member’s share of our income. If we are not taxed as a partnership, our company would be liable for corporate level taxes which would decrease our net income which may decrease the cash we have to distribute to our members.
Members may be allocated a share of our taxable income that exceeds any cash distributions received, therefore members may have to pay this tax liability using their personal funds. We expect to continue to be taxed as a partnership. This means members are allocated a percentage of our taxable income or losses based on their ownership interest in our company. Members may have tax liability based on their allocation of this income. We may make distributions that are less than the amount of tax members owe based on their allocated percentage of our taxable income. If this is the case, members would have to satisfy this tax liability using their personal funds.
If we are audited by the IRS resulting in adjustments to our tax returns, this could cause the IRS to audit members’ tax returns, which could lead to additional tax liability for our members. The IRS could audit our tax returns and could disagree with tax decisions we have made on our returns. This could lead to the IRS requiring us to reallocate items of income, gain, losses, deductions, or credits that could change the amount of our income or losses that is allocated to members. This could require adjustments to members’ tax returns and could lead to audits of members’ tax returns by the IRS. If adjustments are required to members’ tax returns, this could lead to additional tax liabilities for members as well as penalties and interest being charged to members.
We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of 3,046,370 as of our fiscal year ended September 30, 2007. We do not anticipate that our board of directors will be declaring distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
ITEM 2. DESCRIPTION OF PROPERTY.
Our property consists primarily of the plant and the real estate upon which the plant sits near Newton, Iowa in Jasper County. The plant is located on an approximately 35 acre rural site located north of Newton, Iowa approximately 4.75 miles from Interstate 80. We commenced construction of the plant at our site in June 2006 and completed construction in April 2007. Our plant has capacity to produce a total of 30 million gallons of biodiesel per year. The plant’s address is 3426 East 28th Street North. The site is near the main line of the Iowa Interstate Railroad line, which provides rail access to the plant. We have entered into an industrial track agreement with the Iowa Interstate Railroad for the use, operation, and maintenance of track to serve the plant. See “DESCRIPTION OF BUSINESS — Distribution of Principal Products.”
The plant consists of the following buildings:
•	Principal office building

•	Processing building

•	Pretreatment building

•	Loading/receiving building

•	Storage warehouse

•	Storage tank farm
Substantially all of our property, real and personal, serves as the collateral for our debt financing with F & M Bank — Iowa. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Liquidity and Capital Resources.”

ITEM 3. LEGAL PROCEEDINGS.
From time to time in the ordinary course of business, Central Iowa Energy may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of our fiscal year ended September 30, 2007.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a public reporting company, we will continue to make information about the Company publicly available on our website.
Unit Holders
As of December 5, 2007, we had 557 unit holders of record and 26,672 units issued and outstanding.
Distributions
We have not declared or paid any distributions on our units. Under our operating agreement, our board of directors has complete discretion over the timing and amount of distributions to our unit holders, subject to the covenants contained in our debt financing agreements with our lender, F&M Bank — Iowa, and any restrictions imposed by law. However, our operating agreement provides that the board of directors will endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our loan documents with F&M Bank — Iowa restricts our ability to declare or pay dividends. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital Resources.”

Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Central Iowa Energy are authorized for issuance.
Sale of Unregistered Securities
In autumn of 2005, we sold 4,780 of our membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $2,390,000. We claimed exemption from federal registration with respect to our unit sales due to the application of Section 3(a)(11) of the Securities Act of 1933 (relating to intra-state offerings).
In January 2006, we conducted a registered offering in the State of Iowa, but were exempt from registration with the Securities and Exchange Commission under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 17,595 units and a maximum of 25,095 units at an offering price of $1,000 per unit. The offering commenced on January 3, 2006 in the State of Iowa and closed on January 26, 2006. We sold 19,154 units at a price of $1,000 per unit. Our registered offering in the State of Iowa raised a total of $19,154,000 in proceeds.
In addition to the units issued in our seed capital and state registered offerings, we issued 100 units to each of the five principals of The Biodiesel Group, one of our project development consultants, as compensation for services to be rendered pursuant to our consulting agreement with The Biodiesel Group. Four of the owners of The Biodiesel Group are directors of the Company. We claimed exemption from federal registration with respect to these units under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings).
On December 14, 2005 the Company entered into a membership unit option agreement with the directors of the Company. Pursuant to the agreement, we issued each director an option to purchase an additional 100 membership units of the Company for a purchase price of $500 per unit. The options to purchase were not exercisable until the date the Company had both closed its equity drive and executed definitive loan documents with lenders ranging from $22,500,000 to $30,300,000. The agreement provided that the options would expire thirty days thereafter. On September 26, 2006 the options became exercisable and on October 24, 2006 each director exercised his option to purchase 100 additional units in the Company. As a result of the membership unit option agreement, we issued 1,200 additional units at $500 per unit for total aggregate proceeds of $600,000. We claimed exemption from federal registration with respect to these units under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings).
Pursuant to an office space lease agreement between the Company and Scot Farver, one of our directors, 38 units were issued to Scot Farver as rent on March 1, 2007. We claimed exemption from federal registration with respect to these units under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings).
We were able to rely on Section 3(a)(11) of the Securities Act for the seed capital offering, the Iowa registered offering, the membership unit option agreement, the consulting agreement units, and the office space rent units because we sold units only to residents of the State of Iowa and the recipients of securities in each transaction represented their intention to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. We gave each investor information about the Company and gave them the opportunities to ask questions regarding the terms and conditions of the offering.
Additionally, pursuant to a letter agreement entered into in August of 2006, we agreed to issue our original design-builder, Renewable Energy Group, LLC, 1,000 of our membership units as payment for the last $1,000,000 of design-build services rendered under the design-build agreement which we entered into on March 10, 2006. Renewable Energy Group, LLC subsequently assigned its rights with respect to the design-build agreement to Renewable Energy Group, Inc. (“REG” or “REG, Inc.”), including its right to receive 1,000 units in Central Iowa Energy under the letter agreement. In June 2007, we consented to the assignment by REG of its right to receive units in Central Iowa Energy under the letter agreement to REG Ventures, LLC, a wholly-owned subsidiary of REG. On July 18, 2007, we issued REG Ventures, LLC 1,000 membership units as payment for the remaining $1,000,000 due to REG under the design-build agreement.

With respect to the issuance of securities to REG Ventures, LLC, we claimed exemption from federal registration under Section 4(2) of the Securities Act of 1933. Prior to issuing the securities, we had reasonable grounds to believe and believed that REG Ventures, LLC and REG, Inc. were capable of evaluating the merits and risks of the investment and that REG Ventures, LLC and REG, Inc. were able to bear the economic risk of the investment. Neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. The purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or an exemption therefrom. The purchaser agreed that a legend could be placed on the certificate evidencing the securities stating that the securities had not been registered under the Securities Act and setting forth restrictions on their transferability.
Repurchases of Equity Securities
Neither we nor anyone acting on our behalf has repurchased any of the Company’s outstanding units.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;
•	Overcapacity within the biodiesel industry;
•	Decrease in the demand for biodiesel;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;
•	Changes in the price and market for biodiesel and its co-products, such as glycerin;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;
•	Fluctuations in petroleum prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging strategies;
•	Changes in interest rates or the availability of credit;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Changes and advances in biodiesel production technology;
•	Competition from alternative fuels and alternative fuel additives;
•	Failure to comply with loan covenants contained in our financing agreements;
•	Our ability to raise additional equity capital proceeds; and
•	Other factors described elsewhere in this report.
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
Overview
Central Iowa Energy, LLC was formed as an Iowa limited liability company on March 31, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant and engaging in the production of biodiesel and crude glycerin near Newton, Iowa. References to “Central Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Central Iowa Energy, LLC. Since April 2007, we have been engaged in the production of biodiesel and its primary co-product, glycerin. We have engaged Renewable Energy Group, Inc. to manage and direct the general operations of our plant pursuant to a management and operational services agreement that we entered into in August 2006.
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
On April 5, 2007, we received a certificate of substantial completion for our biodiesel production plant from our design-builder, Renewable Energy Group, Inc. (“REG” or “REG, Inc.”) and commenced operations of the plant. After having our biodiesel tested to certify that our biodiesel meets the American Society of Testing and Materials (“ASTM”) standards, we sold our first shipment of biodiesel on April 20, 2007. On April 19, 2007 our vegetable oil pretreatment system was started up and on May 21, 2007 our animal fat pretreatment system was started up. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion by REG. In November of 2007, our plant earned BQ-9000 Accreditation from the National Biodiesel Board and National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality assurance program which demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable ASTM specifications. Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year. During the fourth quarter of our fiscal year ended September 30, 2007, we operated at an average of 97% of our nameplate capacity. As of December 2007, we are currently producing at an average of 72% of our nameplate capacity due to seasonal decreases in demand for biodiesel. We will spend the next several months operating our biodiesel plant, producing biodiesel and glycerin, and marketing biodiesel and glycerin.

On August 22, 2006, we entered into a management and operational services agreement with REG, the entity that also served as the design-builder of our biodiesel plant, to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG provides us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support.
Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States. We rely upon REG to procure our feedstock and chemical inputs necessary for the operation of our plant and to market our biodiesel and glycerin. See "Plant Management, Feedstock Procurement and Marketing” below or “DESCRIPTION OF BUSINESS - Distribution of Principal Products” for information regarding our agreement with REG, Inc. for the procurement of feedstock, marketing of our biodiesel and glycerin and general overall management of our plant.
We currently expect to fund our operations during the next 12 months using cash flow from our credit facilities and our continuing operations, and possibly through proceeds raised in one or more prospective private placement offerings of our membership units. On May 1, 2007, our $27,000,000 construction loan from F&M Bank — Iowa converted into two separate credit facilities. The first is a $22,000,000 term loan and the second is a $5,000,000 revolving term loan. We also obtained an additional $2,000,000 revolving line of credit from F&M Bank — Iowa on May 29, 2007 to be used for working capital and other short-term financing requirements relative to inventory, receivables, and risk management. On October 17, 2007, we executed amendments to our original loan agreements with F&M Bank — Iowa under which F&M Bank agreed to increase the amount of our original revolving line of credit loan from $2,000,000 to $4,500,000 for working capital purposes. See "Liquidity and Capital Resources” below.
If our board of directors determines that we need to obtain additional funds to operate our plant during the next 12 months, we may decide to attempt to raise additional capital through the issuance of our membership units through one or more private placements. However, in such event, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. In the event the board of directors determines that additional capital is necessary and we are unable to raise the necessary amount of capital, we may be forced to cease plant operations, either temporarily or permanently, and if, as a result of our failure to raise any necessary capital, we are not in compliance with one or more of our loan covenants contained in our financing agreements, our lender may be entitled to accelerate the payments due under our loan agreements or foreclose its lien or security interest in the assets securing our loans. See "Liquidity and Capital Resources” below.
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
Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the costs of our feedstock, such as soybean oil and animal fats, and other operating costs. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. Surplus biodiesel supplies also tend to put downward price pressure on biodiesel. Feedstock costs also greatly impact our ability to generate income. As costs for soybean oil and animal fats increase, our profit margin on each gallon of biodiesel produced is reduced. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. The price of glycerin is primarily influenced by the supply of glycerin in the marketplace. We expect these price relationships to continue for the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.

Our largest cost of production is the cost of feedstock, primarily soybean oil and animal fat. The cost of feedstock typically accounts for 70-90% of the cost of producing biodiesel. Any fluctuation in the price of feedstock will alter the return on investment our members receive. The cost of soybean oil is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control over.
We incurred a net loss of $3,046,370 as of our fiscal year ended September 30, 2007. The biodiesel industry has recently experienced significant increases in the costs of inputs, such as soybean oil, animal fats, and methanol. Increasing feedstock costs have made profit margins small or nonexistent. In an effort to increase our profits and reduce losses over the next 12 months, we plan to increase our production of animal fat-based biodiesel and decrease our production of soybean oil-based biodiesel, as animal fats are currently a less costly type of feedstock than soybean oil. Additionally, through our manager and biodiesel marketer, REG, we anticipate that we will begin exporting our biodiesel internationally, which we believe will return greater profits than domestic biodiesel sales. However, there is no assurance that we will be able to successfully access the international export market. Additionally, we may scale back the rate at which we produce biodiesel as we deem necessary. However, there is no guarantee that we will be able to achieve these goals or that the achievement of such goals will results in increased profits and decreased losses.
Because we became operational in April 2007, we do not yet have comparable income, production and sales data for our fiscal year ended September 30, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months (1) operating our plant and engaging in the production of biodiesel; (2) procuring inputs for biodiesel production; and (3) marketing our biodiesel and its primary co-product, glycerin.
Plant Operations
On March 10, 2006, we entered into a design-build agreement with Renewable Energy Group, LLC for the design and construction of our biodiesel plant for a total price of $38,048,500, subject to further adjustment for change orders. On August 7, 2006, we consented to the assignment of the design-build agreement from Renewable Energy Group, LLC to Renewable Energy Group, Inc. Renewable Energy Group, Inc. (“REG” or “REG, Inc.”) was the entity created as a result of a merger between Renewable Energy Group, LLC, InterWest L.C., and West Central Cooperative. In June 2006, we approved a change order in the amount of $27,500 for the addition of a concrete floor to the maintenance building. In February 2007 we approved five change orders totaling $1,250,000 relating to changes to the administrative building, fencing, fire code compliance requirements, the wastewater decant system, and the water treatment system. Our total contract price under the design-build agreement was therefore equal to approximately $39,326,000. Pursuant to a letter agreement entered into in August 2006, we agreed to issue Renewable Energy Group, LLC 1,000 of our membership units as payment for the last $1,000,000 of design-build services rendered under the design-build agreement. Renewable Energy Group, LLC subsequently assigned its rights with respect to the design-build agreement to REG, including its right to receive 1,000 units in Central Iowa Energy under the letter agreement. In June 2007, we consented to the assignment by REG of its right to receive units in Central Iowa Energy under the letter agreement to REG Ventures, LLC, a wholly-owned subsidiary of REG. As of June 30, 2007, we had a payable outstanding to REG in the amount of $1,114,830 under the design-build agreement. On July 14, 2007 we made a final cash payment to REG in the amount of $114,830. On July 18, 2007 we issued REG Ventures, LLC 1,000 membership units as payment for the remaining $1,000,000 due to REG under the design-build agreement. Accordingly, as of July 18, 2007, we paid all amounts due and payable under the design-build agreement.
Equipment verification at the plant took place in late March and early April 2007. Start-up operations of our plant began on April 2, 2007. This process allowed us to test individual systems within our plant and to gradually commence operations of the entire plant. On April 5, 2007, we received a certificate of substantial completion for our biodiesel plant from REG and commenced biodiesel production. After having our biodiesel tested on April 18, 2007 to certify that our biodiesel meets ASTM standards, we sold our first shipment of biodiesel on April 20, 2007. Our vegetable oil pretreatment system was started up on April 19, 2007, permitting us to pretreat crude vegetable oil for use in the production process. Our process guarantee under the design-build agreement was met on April 26, 2007. This meant that the plant specifications contained in our design-build agreement were achieved.

On May 21, 2007, the animal fat pretreatment system was started up, permitting us to pretreat animal fats for use in the production process. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion by REG. In November of 2007, our plant earned BQ-9000 Accreditation from the National Biodiesel Board and National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality assurance program which demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable ASTM specifications. We are currently producing biodiesel from both vegetable oil and animal fats.
We produced 12,911,817 gallons of biodiesel during the fiscal year ended September 30, 2007, of which 11,815,093 gallons were sold during our 2007 fiscal year. As of December 2007, we are operating at approximately 72%, due to decreased seasonal demand for biodiesel. During the fourth quarter of our 2007 fiscal year, we operated at an average of approximately 97% of our nameplate capacity. On a few occasions, we have temporarily ceased operations for no longer than one or two days at a time, namely due to maintenance and logistical activities. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The rising price of inputs such as soy oil, animal fats, and methanol, however, may make it difficult to satisfy these objectives and there is no assurance or guarantee that we will be able to consistently satisfy these objectives.
Plant Management, Feedstock Procurement and Marketing
We entered into a management and operational services agreement with our design-builder, REG, on August 22, 2006 to provide management and marketing services for our facility. Pursuant to the terms of the agreement, REG provides us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. This agreement will continue for an initial term of three years from the end of the first month in which we commenced production, which was April 2007. Thereafter, the agreement will automatically renew for successive one year terms unless either party provides 12 months written notice of termination to the other party. The following are summaries of the services REG provides us under the agreement.
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
REG has provided us with a general manager and operations manager pursuant to the management and operational services agreement. In July 2006, REG hired Derek Winkel to serve as our general manager. Since July, Mr. Winkel has been overseeing the development, startup, and operation of our facility and has worked closely with our board of directors. He is responsible for directing staff, personnel, and plant operations.
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

For the management services described above, we have agreed to pay REG a monthly fee and a net income bonus.
•
Monthly Fee. For the first month in which our biodiesel is sold, which was April 2007, and for six months thereafter (the initial period), we paid a monthly fee of 5.7 cents per gallon of biodiesel sold by REG. For the first month after the initial period we paid 5.7 cents per gallon for any biodiesel that was produced but not sold during the initial period in addition to 5.7 cents per gallon of biodiesel produced in the first month following the initial period. Thereafter, we pay a monthly fee of 5.7 cents per gallon of biodiesel produced at our plant.

•
Net Income Bonus. We will pay an annual bonus to REG based on the amount of our annual net income, as that term is defined in the agreement. REG’s bonus may range from 0% to 6% of our annual net income, depending on our performance, but will not exceed the amount of $1,000,000.

We began making payments under our management and operational services agreement following commencement of operations. For the fiscal year ended September 30, 2007, we incurred costs of $735,974 under the management and operational services agreement. The amount was payable as of September 30, 2007 was $365,125.
We are highly dependent upon REG for the successful marketing of our products and the procurement of the feedstock and other inputs necessary for the production of our products. See "DESCRIPTION OF BUSINESS — Dependence on One or More Major Customers” and “RISK FACTORS”. We do not have our own sales force and we do not have any other agreements or relationships with feedstock suppliers. If REG breaches the agreement or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel. Similarly, if REG fails to procure adequate supplies of feedstock and chemical inputs, our ability to produce biodiesel will be adversely impacted and we would have no other supplier relationships for the acquisition of such inputs. Accordingly, our lack of a sales force and reliance on REG to procure our inputs and to sell and market our products may place us at a competitive disadvantage. Any loss of our relationship with REG could have a significant adverse impact on our revenues.
Energy Management
Effective June 1, 2007, we entered into an energy management agreement with U.S. Energy Services, Inc. (U.S. Energy) under which U.S. Energy provides natural gas and electricity supply management services. Among these services, U.S. Energy reviews natural gas invoices for discrepancies, determines the most beneficial rate structure and method for securing natural gas supplies, negotiates transportation rates with natural gas pipelines and suppliers, and provides risk management services for natural gas, including making hedging recommendations. U.S. Energy also reviews electricity invoices for discrepancies, determines the most beneficial rate structure and method for securing electricity, investigates market conditions and negotiate favorable agreements with electricity suppliers, and analyzes electricity cost and usage. Finally, U.S. Energy evaluates energy tax exemption opportunities.
Under this agreement, we pay U.S. Energy a monthly retainer fee of $0.05/MMBtu of natural gas consumed plus pre-approved travel expenses. The fee will increase four percent (4%) per year on the anniversary of the effective date of the agreement. In addition, if we decide to use U.S. Energy to provide hedging services, we will pay an additional fee of $0.01/MMBtu of natural gas consumed. The initial term of the agreement is one year, commencing on June 1, 2007. The agreement will continue for successive one-year terms thereafter. It can be terminated by either party upon prior written notice 60 days before the annual renewal date. Under the agreement, we appoint U.S. Energy to act as its agent for purposes of managing our energy supplies and dealing with third parties in connection with energy-related matters. For the fiscal year ended September 30, 2007, we incurred and paid approximately $415 in retainer fees under this agreement.

Operating Budget and Financing of Plant Operations
We currently expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our credit facilities, and possibly potential future offering proceeds to cover our operating costs over the next 12 months. These costs include the cost of feedstock, chemical inputs, utilities, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Feedstock Costs	$68,861,000
Chemicals	6,880,000
Utilities	973,000
Other Production Costs	3,399,000
General and Administrative	1,300,000

Total operating costs	$81,413,000

The estimates in the table set forth above are based upon our limited operational experience. These are only estimates and our actual costs could be much higher due to a variety of factors outside our control, including those described above under “RISK FACTORS,” and those under “Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations” below.
At this time, management is uncertain if and when it would be necessary for the Company to conduct an additional offering of its membership units to raise additional proceeds to fund our operations. In the event the board of directors determines that additional capital is necessary and we are unable to raise the necessary amount of capital, we may be forced to cease plant operations, either temporarily or permanently, and if, as a result of our failure to raise any necessary capital, we are not in compliance with one or more of our loan covenants contained in our financing agreements, our lender may be entitled to accelerate the payments due under our loan agreements or foreclose its lien or security interest in the assets securing our loans. See “Liquidity and Capital Resources” below.
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
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Additionally, prices for diesel and the costs of feedstock, including soybean oil, animal fats and methanol, have been volatile and such fluctuations in the price of feedstock may significantly affect our financial performance. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Recently, the biodiesel industry has been experiencing very high feedstock costs, causing profit margins to be small.
The costs of feedstock generally account for 70-90% of the cost to produce biodiesel. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits.
Our plant utilizes soybean oil and animal fats to produce our biodiesel. The United States Department of Agriculture’s (“USDA”) November 2007 Oil Crops Outlook report provides that the average October 2007 soybean oil price jumped to 38.1 cents per pound, which is up approximately 54% from one year ago and is the highest average price since May 1984. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of December 7, 2007 was even higher, ranging from 42.9 to 44.4 cents per pound. Furthermore, the USDA forecasted that these high soybean oil prices will persist through the 2007-2008 marketing year, with a predicted price range of 37.5 to 41.5 cents per pound. Although our plant may be able to process vegetable oils other than soybean oil, our ability to utilize different types of vegetable oils depends on the ability to gain access to a consistent supply of feedstock at competitive prices. The graph below shows feedstock price data for soybean oil and several other types of vegetable oils, including corn oil, cottonseed oil, canola oil, and sunflower seed oil, from October 2004 through October 2007.

Vegetable Oil Prices
October 2004- October 2007
Costs for animal fats have also increased over their historical average. In a November 14, 2007 report, the USDA predicted that lard and edible tallow will cost approximately 28 cents and 27 cents per pound, respectively, in 2006-2007,which is up from 22 cents and 19 cents per pound, respectively, in 2005-2006. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in 2007-2008 to 35 to 39 cents for lard and 34 to 38 cents per pound for edible tallow.
Our future financial performance will significantly depend upon the cost of feedstock. If the current period of high feedstock costs continue to persist, our ability to generate profits will be adversely impacted. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, it is possible that we may be forced to temporarily or permanently shut down the plant.
Biodiesel production continues to grow as additional plants become operational. In 2006, approximately 225 million gallons of biodiesel were produced in the United States, a threefold increase from 2005 biodiesel production according to the National Biodiesel Board. However, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of existing plants as of September 2007 was about 1.85 million gallons per year. The National Biodiesel Board estimates that as of September 2007 there were 165 active biodiesel plants in the United States. As of September 2007, 80 other plants were under construction and 4 companies had plans to expand their existing biodiesel plants. Biodiesel plants are operating in a total of 45 states. Currently, there are 14 active biodiesel plants in Iowa, including our plant, and at least 2 other companies have proposed plants in Iowa. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil or animal fats and other inputs. As biodiesel production capacity continues to increase, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. As indicated by the chart below, consumption of soybean oil for biodiesel has grown rapidly from 2006 through 2007, as biodiesel production capacity has increased significantly. An increase in the demand for feedstock and other inputs may cause prices to increase, which could negatively impact our ability to operate profitably.

Cumulative Consumption of Soybean Oil for Biodiesel
In addition, if excess production capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in reduced profits.
Our revenues consist of sales of biodiesel and glycerin. Biodiesel sales constitute the majority of our revenues. For our fiscal year ended September 30, 2007, biodiesel sales, including the related blenders’ credit, accounted for approximately 98.65% of our revenues. Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years and has recently reached record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In Iowa, the price for B100 biodiesel, which is 100% biodiesel, was approximately $3.85 to $4.05 per gallon for the week of December 7, 2007, according to the USDA’s Weekly Ag Energy Round-Up report.
In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. Furthermore, our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil or animal fats having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. We may also have to compete with large oil companies that may begin producing renewable diesel following the Internal Revenue Service’s determination that renewable diesel co-processed in traditional petroleum refineries is eligible for the $1.00 per gallon biodiesel blenders’ credit.
We also expect to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from recycled agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. The 2008 RFS standard is set at approximately 5.4 billion gallons. However, the mandates of the RFS are expected to be almost entirely met by ethanol and thus will have a much smaller, if any, impact on the biodiesel industry.

There has been recent Congressional activity in both the Senate and the House of Representatives to accelerate the current RFS and provide additional incentives for the use of alternative fuels. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 and increasing to 36 billion gallons of renewable fuel by 2022. This act contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. See “DESCRIPTION OF BUSINESS — Government Regulation and Federal Biodiesel Supports.” We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by this act. As of September 2007, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 1.85 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in this act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new act. We also anticipate that the majority of the renewable fuels utilized to satisfy the expanded RFS created by this act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
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
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil and natural gas, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As of September 30, 2007, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $719,482. A loss of $314,001 was also included in our cost of goods sold on our statement of operations for our fiscal year ended September 30, 2007. This is due primarily to losses realized on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. We had a short position with respect to home heating oil, which climbed to record high prices in 2007, resulting in significant hedging losses. Our hedging losses as of September 30, 2007 were partially offset by higher-priced biodiesel sales. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.

There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
We entered into several soybean oil purchase contracts during 2007 for anticipated production needs. The balance of the purchase contracts as of our fiscal year ended September 30, 2007 was for approximately 37,000,000 pounds of soybean oil for delivery through December 31, 2007. Currently, as of December 5, 2007, we have soybean oil purchase contracts for approximately 26,700,000 pounds of soybean oil for delivery through March 31, 2008.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As of this report, we have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We are now subject to ongoing environmental regulations and testing. Thompson Environmental Consulting, Inc. has assisted us in obtaining our required permits and continues to provide us assistance in ongoing permitting matters. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. See “DESCRIPTION OF BUSINESS — Costs and Effects of Compliance with Environmental Laws.”
Employees
As of December 5, 2007, we have 27 full-time employees. We do not expect to hire any more employees in the near future, as the current number of employees suits our needs. The chart below summarizes the type and number of positions that we employ as of December 2007.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	16
Accounting Manager	1
Mechanic	1
Electrician	1
Administrative Assistant	1
Shipping/Receiving	3
Operations Supervisor	1
Quality Assurance Manager	1
Laboratory Technician	1
Accounting Assistant	1

Total	27

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

The functions of the general manager under our management and operational services agreement are:
•	Utilize his or her ongoing best efforts to successfully and profitably manage the plant in our best interests;

•	Develop an annual budget for presentation to and approval of our board;

•	Attend meetings of our board and provide information upon its request;

•	Insure that all raw product costs are minimized and that all finished product revenues are maximized;

•	Work with us to formulate our mission and goals;

•	Manage the plant’s resources to efficiently achieve such mission and goals;

•	Manage our duties and rights under agreements with third parties relating to the plant;

•	Assist with regulatory affairs monitoring and compliance;

•	Hire, terminate and replace plant personnel as necessary and in all cases in accordance with the policies of our board;

•	Management of governmental relations, including USDA’s biodiesel programs; and

•	Such other duties as may be agreed upon.
The functions of the operations manager are:
•	Planning and scheduling biodiesel production to meet our needs and marketing goals;

•	Monitor and improve quality control;

•	Oversee facility and equipment maintenance;

•	Assist with budgeting and the monitoring of labor and other expenses in the operation;

•	Implement processing changes and new technologies as they evolve, and plan for new projects relating to biodiesel production; and

•	Such other duties as may be agreed upon.
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

Liquidity and Capital Resources
As of September 30, 2007, we had total current assets of $11,267,545, including $2,268,725 in cash and cash equivalents, $105,851 in prepaid expenses, and 5,896,934 in inventories. Net property and equipment as of September 30, 2007 was equal to $39,665,308. As of September 30, 2007 we had current liabilities of $30,714,046 and long term liabilities of $0. Due to the going concern issues addressed in Note J to the financial statements contained in Item 7 of this report, our debt has been classified as current. The going concern issues relate to our failure to comply with the loan covenants contained in our financing agreements with our lender. Total members equity as of September 30, 2007 was $19,857,562.
Sources of Funds
The total project cost for the construction and startup of our biodiesel plant was estimated to be approximately $50,554,000, based on the design-build agreement we entered into with our design-builder, Renewable Energy Group, Inc. (“REG”). We financed the construction and startup of the plant with a combination of equity and debt capital. We also received grant income. The schedule below identifies the sources of our funds for this project.

			Percent of
Source of Funds	Amount		Total
Member Equity, Intrastate Offering ($1,000 per unit)	$19,154,000		37.88%
Member Equity, Seed Capital ($500 per unit)	2,390,000		4.73
Member Equity, Final Construction Loan Payment ($1,000 per unit)	1,000,000		1.98
Member Equity, Exercised Director Options ($500 per unit)	600,000		1.19
Construction Loan	27,000,000		53.41
Low/Zero Interest Loans	400,000		0.79
Grant Income	10,000		0.02

Total Sources of Funds	$50,554,000	(1)	100%

(1)
This amount excludes non-cash equity-based compensation recognized by the Company in connection with the units paid to The Biodiesel Group as compensation under a consulting agreement with the Company.

Equity Financing
We initially raised $2,390,000 in equity from our seed capital investors. We also conducted a registered offering of our membership units in the State of Iowa, pursuant to which we raised an additional $19,154,000 in equity. Additionally, in August 2006 we agreed to issue 1,000 units to REG upon completion of our biodiesel facility as payment for the last $1,000,000 owed under our design-build agreement. Renewable Energy Group, LLC subsequently assigned its rights to receive the 1,000 units to Renewable Energy Group, Inc. (“REG” or “REG, Inc.”) In June 2007, we consented to the assignment by REG of its right to receive units in Central Iowa Energy under the letter agreement to REG Ventures, LLC, a wholly-owned subsidiary of REG and on July 18, 2007, we issued REG Ventures, LLC these 1,000 membership units. On December 14, 2005 all of our directors were granted the option to purchase 100 additional units at a purchase price of $500 per unit pursuant to a membership unit option agreement. On October 24, 2006 all of our directors chose to exercise their options to purchase units in the Company, resulting in the issuance of 1,200 additional membership units for an aggregate price of $600,000. We have raised a total of $23,144,000 in equity, including the $1,000,000 in design-build services provided by REG pursuant to our August 2006 agreement.
Debt Financing
On September 26, 2006, we closed on our $29,000,000 debt financing with our lender, F & M Bank - Iowa. Our financing agreement with F & M Bank — Iowa provided for a construction loan in the amount of $27,000,000. The interest rate of the construction loan was a variable base rate equal to the 30-day LIBOR rate plus 325 basis points. Interest on the construction loan was paid quarterly. On May 1, 2007 following the completion of the construction of our plant (the conversion date), the construction loan commitment was segmented into two credit facilities. The first is a $5,000,000 revolving term loan to be used for cash and inventory management. The second is a $22,000,000 term loan. We were able to obtain advances pursuant to the construction loan up until the date of conversion. All outstanding accrued interest was required to be paid in full on the conversion date.

The $22,000,000 term loan has an interest rate with a variable base rate equal to the 30-day LIBOR plus 325 basis points. However, in the event that we are in compliance with all of our loan covenants, we will be eligible for a variable interest rate adjustment if we achieve certain levels of tangible owner’s equity, as defined in the financing agreement. If our tangible owner’s equity is 50.00-59.99%, the interest rate will be equal to the 30-day LIBOR rate plus 300 basis points. If our tangible owner’s equity is equal to or greater than 60.00%, the variable interest rate will be equal to the 30-day LIBOR rate plus 275 basis points. Tangible owner’s equity means the Company’s tangible net worth divided by total assets, measured annually at the end of each fiscal year and expressed as a percentage. Additionally, we will have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of our lender. The fixed rate loan, however, is not eligible for the interest rate adjustments described above. As of our fiscal year ended September 30, 2007, there was a principal balance of approximately $21,529,081 on the term loan.
We are required to make equal monthly payments of principal and interest which commenced in the month following the month in which the construction loan was converted into the term loan and the revolving term loan, and ending on the maturity date, which is the date that is five years following the date of conversion, or approximately May 1, 2012. The payments are in an amount necessary to fully amortize the outstanding principal and accrued interest over a period of 10 years. On the maturity date, we may request the lender to renew the term loan for another five year term. However, the lender is not required to renew the term loan.
We may make advances under the term revolving loan up to the amount of $5,000,000 to be used for cash and inventory management purposes. We pay interest on the term revolving loan each month which commenced with the month following the date of conversion and ending on the maturity date. The term revolving loan bears interest at a rate equal to the LIBOR rate plus 325 basis points and will be eligible for the variable interest rate adjustments described above. The term revolving loan will expire on the maturity date, which is the date that is five years from the conversion of the construction loan into the term revolving loan, or approximately May 1, 2012. On the maturity date, any unpaid principal balance and outstanding interest will be due and payable. As of our fiscal year ended September 30, 2007, we had drawn $5,000,000 on the term revolving loan.
Our financing agreement with F & M Bank — Iowa also originally provided that sixty days following the completion of our plant, we could obtain advances pursuant to a revolving line of credit loan up to the amount of $2,000,000 to be used for general corporate and operating purposes. We received this line of credit on May 29, 2007. Subject to any interest rate adjustment as provided above, the revolving line of credit loan bears interest at a rate equal to the LIBOR rate plus 325 basis points. Interest payments are made monthly and any outstanding principal or interest on the revolving line of credit loan will be due and payable on the 364th day after the date of the conversion. We pay an unused commitment fee on the average daily unused portion of the revolving line of credit at the rate of 0.35% per annum, payable in quarterly installments.
On October 17, 2007 we executed amendments to our original loan agreements with F&M Bank - Iowa under which F&M Bank agreed to increase the amount of our original revolving line of credit from $2,000,000 to $4,500,000 for working capital purposes. In connection with such amendments, we executed an amended and restated master loan agreement, an amended and restated third supplement to the amended and restated master loan agreement, and an amended and restated revolving line of credit note with our lender F&M Bank — Iowa. The other material terms and conditions of these loan agreements will remain in effect. As of our fiscal year ended September 30, 2007, we had drawn approximately $1,600,000 against our line of credit.
On October 17, 2007 we also entered into a first amendment to the first supplement to the amended and restated master loan agreement, which clarifies that we will make equal monthly payments of principal under the term loan in such amounts as are necessary to fully amortize the entire outstanding principal of the term note over a period of ten years from the conversion date, together with accrued interest. The additional material terms and conditions of the first supplement to the master loan agreement will remain in effect.
Under our loan agreements with F&M Bank — Iowa, we may prepay, in whole or in part, the term loan, term revolving loan or revolving line of credit loan; however, we will be subject to a prepayment premium, the amount of which is determined by reference to the date of prepayment. If we prepay the term loan anytime between the closing date and the date that is twelve months after the conversion date, then the premium will be equal to 2% of the amount of principal prepaid. If we prepay the term loan anytime thirteen to twenty-four months after the conversion date, then the premium will be 1% of the principal prepaid.

In addition to the principal and interest payments described above, the financing agreement requires us to make annual payments to the lender equal to 50% of our excess cash flow, as defined by our agreement with F & M Bank — Iowa. Such payment, however, will not exceed $2,500,000 in any given year. The excess cash flow payment will be applied to the reduction of the outstanding principal of the term loan or the term revolving loan, as determined by the lender, and will not be considered a prepayment.
Certain covenants in our financing agreements with our lender may restrict our operating flexibility. Certain of these covenants restrict our ability to declare and pay any dividends to our members or make any other distribution of assets to our members. We are permitted to make dividends and distributions only in limited circumstances, and provided that no event of default exists under the agreements. Additionally, it may limit our ability to make certain capital expenditures, enter into certain transactions, or incur additional debt financing or further pledge our assets.
We are required to maintain working capital, as defined in our loan agreements, of at least $4 million. We must additionally attain certain levels of tangible net worth, as defined in our loan agreements, and we must additionally maintain tangible owner’s equity, as defined in our loan agreements, of at least 50% beginning at the end of the 24th month following the completion date of our plant. We are further required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00, measured initially at the end of the 12th month following the completion date of our plant.
As of our fiscal year ended September 30, 2007, we were not in compliance with the tangible net worth covenant in our master loan agreement, as amended, with our lender, F&M Bank — Iowa. The tangible net worth covenant requires the Company to maintain a tangible net worth, as that term is defined in the master loan agreement and as measured at the end of our fiscal year, equal to the lesser of (i) our tangible net worth at the end of the immediately preceding fiscal year plus $500,000; or (ii) our tangible net worth at the end of the immediately preceding fiscal year plus our retained earnings at the end of the current fiscal year. “Tangible net worth” generally means the excess of total assets (certain assets are excluded from this determination) over total liabilities except subordinated debt, as that term is defined in the master loan agreement. We have been in communication with our lender as to the steps we need to take to resolve this situation and our lender has waived our failure to comply with the tangible net worth covenant as of September 30, 2007; however, there is no assurance that our lender will be willing to waive any future non-compliance with this covenant for our fiscal year ended September 30, 2008.
Although our failure to comply with the tangible net worth covenant was waived as of September 30, 2007, we may nonetheless fail to comply with one or more of our loan covenants during the next 12 months or as of our fiscal year ended September 30, 2008. The working capital covenant requires us to continually maintain at least $4 million in working capital, as defined in the loan documents. The fixed charge coverage ratio with which we must comply will be measured initially at the end of the 12th month following completion of construction of our plant, which occurred in April 2007, and measured annually thereafter at each fiscal year end. We were required to have tangible net worth, as defined in our loan agreements, of at least $21,500,000 at the time of closing on our loan agreements, and thereafter, we are required to maintain tangible net worth, as measured at the end of each fiscal year, equal to our tangible net worth as of the previous fiscal year end plus the lesser of (i) $500,000 or (ii) the amount of our retained earnings at the end of the current fiscal year. Our tangible owner’s equity will not be measured until the end of the 24th month following completion of the construction of our pant. As of November 2007, we failed to comply with our working capital covenant and we currently project that we may also fail to comply with the working capital covenant for December 2007. In the event that we continue to fail to comply with one or more of these covenants, there can be no assurance that our lender will be willing to waive such non-compliance during the next 12 months and as of our 2008 fiscal year ended September 30, 2008. Failure to comply with any of the loan covenants in our agreement may constitute an event of default. During the occurrence of an event of default, our loan agreements entitle our lender to take one or more remedies, including acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon or taking possession of any of the collateral which secures our debt financing. A declaration of default under the loan agreements could have a material adverse impact on the Company’s financial condition and results of operations and could result in the acceleration of payments due under the agreement or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the steps we need to take to resolve this situation. However, no assurances can be given that these steps will satisfy our lenders and prevent acceleration of payments, imposition of higher interest rates or default. In such event, we may be forced to shut down plant operations, either temporarily or permanently. Our past and projected non-compliance with our loan covenants has caused our auditor to raise doubts about our ability to continue as a going concern. See Note J to the financial statements contained in Item 7 of this report.

In connection with our financing agreements with F & M Bank — Iowa, we executed a mortgage and a security agreement in favor of F & M Bank — Iowa granting a security interest in all of our assets, including our real estate, our plant, fixtures located on our property, any rent or income we might receive in connection with the use or occupancy of our land, and all of our personal property. We executed and amended and restated mortgage in connection with the execution of the amended and restated loan documents discussed above. This security interest secures our obligations under the loan agreements, including the construction loan, the term loan, the revolving term loan, and the revolving line of credit loan.
Government Programs and Grants
We have also been awarded additional debt financing in the amount of $400,000 with the Iowa Department of Economic Development (IDED), $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in 60 monthly installments of $5,000. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation of certain jobs. These loans are secured by a security interest in an irrevocable standby letter of credit. As of our fiscal year ended September 30, 2007 we had not requested or received any of these funds.
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
Additional Capital
In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations or to otherwise comply with the covenants contained in our financing agreements with F&M Bank — Iowa during the next 12 months, the board of directors may decide to attempt to issue membership units in the Company through one or more private placements. In such event, however, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital. If we were unable to raise the necessary capital, we could be forced to shut down the plant, either temporarily or permanently, and our members could lose some or all of their investment in the Company.
Distribution to Unit Holders
As of September 30, 2007, the board of directors of the Company had not declared any dividends.

Results of Operations
Financial Summary and Analysis of the Fiscal Year Ended September 30, 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended September 30, 2007:

	Fiscal Year Ended
	September 30, 2007
Income Statement Data	Amount	Percent
Revenues	$36,052,541	100.00%

Cost of Sales	$36,528,293	101.32%

Gross (Loss)	$(475,752)	(1.32)%

Operating Expenses	$1,487,522	4.13%

Operating (Loss)	$(1,963,274)	(5.45)%

Other Income (Expense)	$(1,083,096)	(3.00)%

Net (Loss)	$(3,046,370)	(8.45)%
We incurred a net loss of $3,046,370 for the fiscal year ended September 30, 2007. Since we only became operational in April 2007, we do not yet have comparable income, production and sales data for fiscal year ended September 30, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal year ended September 30, 2006 and our fiscal year ended September 30, 2007, it is important that you keep this in mind.
Revenues
Revenues from operations for fiscal year ended September 30, 2007 totaled approximately $36,052,541. Our revenues from operations come primarily come from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin. Net sales of biodiesel, including the related blenders’ credit, totaled approximately $35,365,000 or 98.65% of our revenues and sales of crude glycerin totaled approximately $418,000 or 1.16% of our revenues for fiscal year ended September 30, 2007. Included within our revenues are $4,484,942 in incentives we have received or which are receivable from certain federal government incentive programs for the sale of biodiesel.
Cost of Goods Sold
Our cost of goods sold from the production of biodiesel and glycerin are primarily made up of soybean oil, animal fats, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Cost of goods sold for our products for the fiscal year ended September 30, 2007 was $36,528,293, or 101.32% of our revenues. Our costs of goods sold exceeded our revenues by $475,752. This is due in part to the high costs of soybean oil and animal fats that the biodiesel industry has been experiencing in 2007, and also the expensing of $314,001 of loss due to our accounting for derivative instruments. This hedging loss consisted of a realized gain of $405,481 and an unrealized loss of $719,482 which is recorded as a liability on our balance sheet as of September 30, 2007. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Commodity Risk Protection.” As of November 31, 2007, we have incurred additional hedging losses in the amount of approximately $876,291.
The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70% to 90% of the overall cost of producing biodiesel. Accordingly, if feedstock costs continue to increase, the cost of sales on a per gallon sold basis could increase during the 2008 fiscal year. The USDA has indicated the number of soybean acres planted have decreased, which may increase competition for soybean oil. Further, national biodiesel production capacity is expected to continue to increase, creating additional demand for feedstock and other inputs necessary to the production of biodiesel. Increases in demand for feedstock and other inputs could place upward pressure on feedstock and input costs. As the margin between biodiesel prices and feedstock costs narrows, our profit margins decrease. Accordingly, additional increases in the price of soybean oil, animal fat, or other inputs could have a negative impact on our cost of goods sold.

In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Operating expenses for fiscal year ended September 30, 2007 totaled $1,487,522 or 4.13% of our revenues. Our operating expenses are primarily due to $197,723 of professional fees and $1,289,799 in office and administrative expenses.
Other Income (Expenses)
We received interest income in the amount of $59,964 and incurred interest expense in the amount of $1,143,060 for the fiscal year ended September 30, 2007. Our total other expenses for the fiscal year ended September 30, 2007 was $1,083,096.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.
Revenue Recognition
Revenue from the production of biodiesel and its co-products is recorded when title transfers to customers. Biodiesel and its co-products are generally shipped FOB from the plant.
Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soyoil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Central Iowa Energy, LLC
We have audited the balance sheets of Central Iowa Energy, LLC as of September 30, 2007 and 2006, and the related statements of operations, members’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Iowa Energy, LLC as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the financial statements, the Company has suffered losses from operations and has experienced significant increases in the input costs for its products. This has created liquidity issues and the Company is or, will likely be, in violation of its bank debt covenants and there is no assurance that such violations will be waived which, together, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Davenport, Iowa

December 28, 2007

CENTRAL IOWA ENERGY, LLC

Balance Sheets

	September 30,	September 30,
	2007	2006

ASSETS
Current Assets
Cash and equivalents	$2,268,725	$—
Margin deposits	326,072	—
Trade accounts receivable — related party	1,159,184	—
Federal incentives receivable	1,049,262	—
Sales tax refund receivable	461,517	—
Prepaid expenses	105,851	588
Inventories	5,896,934	—

Total current assets	11,267,545	588

Property and Equipment
Land and improvements	7,680,111	249,742
Office equipment	40,603	5,787
Office building	629,300	—
Plant and process equipment	32,563,620	—
Construction in process — related party	—	26,429,774

	40,913,634	26,685,303
Less accumulated depreciation	1,248,326	1,299

Net property and equipment	39,665,308	26,684,004

Other Assets
Financing costs, net of amortization	383,755	368,878

Total Assets	$51,316,608	$27,053,470

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$26,641,539	$—
Revolving line of credit	1,600,000	—
Checks drawn in excess of bank balance	—	216,613
Derivative Instruments	719,482	—
Accounts payable	1,096,370	91,182
Accounts payable — related party	365,125
Membership payable	—	30,000
Construction payable — related party, including retainage of $1,302,521	—	5,421,743
Accrued interest payable	204,092	—
Other accrued expenses	87,438	—

Total current liabilities	30,714,046	5,759,538

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	—

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 and 24,434 units outstanding at September 2007 and 2006, respectively	23,849,120	22,216,120
Membership units earned but not issued	—	23,000
Accumulated (deficit)	(3,991,558)	(945,188)

Total members’ equity	19,857,562	21,293,932

Total Liabilities and Members’ Equity	$51,316,608	$27,053,470

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC

Statement of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2007	2006

Revenues
Sales to related party	$31,567,599	$—
Federal incentives	4,484,942	—

	36,052,541

Cost of Goods Sold	36,528,293	—

Gross (Loss)	(475,752)	—

Operating Expenses
Professional fees	197,723	180,167
Project coordinator	—	50,200
General and administrative	1,289,799	73,769
Equity based compensation	—	600,000

Total	1,487,522	904,136

Operating (Loss)	(1,963,274)	(904,136)

Other Income (Expense)
Grant and other income	—	10,100
Interest income	59,964	403,314
Interest expense	(1,143,060)	—

Total	(1,083,096)	413,414

Net (Loss)	$(3,046,370)	$(490,722)

Weighted Average Units Outstanding	25,794	16,825

Net (Loss) Per Unit — Basic and Diluted	$(118.10)	$(29.17)

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC

Statement of Changes in Members’ Equity (Deficit)

			Membership
		Member	Units Earned But	Retained	Total Members’
	Members Units	Contributions	Not Issued	(Deficit)	Equity
Balance — September 30, 2005	760	$380,000	$2,000	$(454,466)	$(72,466)

Member contributions, net of costs of $177,880	23,674	21,236,120	—	—	21,236,120

Members units earned but not issued	—	—	21,000	—	21,000

Equity based compensation	—	600,000	—	—	600,000

Net (loss)	—	—	—	(490,722)	(490,722)

Balance — September 30, 2006	24,434	22,216,120	23,000	(945,188)	21,293,932

Exercise of unit options	1,200	600,000	—	—	600,000

Members units earned but not issued	—	—	10,000	—	10,000

Issued 38 units earned but previously not issued	38	33,000	(33,000)	—	—

Equity units exchanged for services	1,000	1,000,000	—	—	1,000,000

Net (loss)	—	—	—	(3,046,370)	(3,046,370)

Balance — September 30, 2007	26,672	$23,849,120	$—	$(3,991,558)	$19,857,562

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC

Statement of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2007	2006
Cash Flows from Operating Activities
Net (loss)	$(3,046,370)	$(490,722)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation	1,247,027	1,139
Amortization	19,962	—
Membership units earned for rent	10,000	21,000
Equity based compensation	—	600,000
Change in assets and liabilities:
Margin deposits	(326,072)	—
Accounts receivable	(1,159,184)	—
Other receivable	(1,049,262)	5,000
Inventories	(5,896,934)	—
Prepaid expenses	(105,263)	7,561
Derivative instruments	719,482	—
Accounts payable	1,421,764	(8,755)
Other accrued expenses	87,438	—
Accrued interest payable	204,092	—

Net cash provided by (used in) operating activities	(7,873,320)	135,223

Cash Flows from Investing Activities
Capital expenditures	(11,543,906)	(21,009,185)
Purchase of land	(6,711,169)	(223,942)

Net cash used in investing activities	(18,255,075)	(21,233,127)

Cash Flows from Financing Activities
Increase (decrease) in checks drawn in excess of bank balance	(216,613)	216,613
Proceeds from long-term debt	27,000,000	—
Payments on long-term debt	(473,461)	—
Proceeds from revolving line of credit	1,600,000	—
Payments for financing costs	(82,806)	(343,227)
Member contributions and exercise of unit options	600,000	21,414,000
Costs related to capital contributions	—	(165,936)
Other	(30,000)	(55,000)

Net cash provided by financing activities	28,397,120	21,066,450

Net Increase (Decrease) in Cash	2,268,725	(31,454)

Cash — Beginning of Period	—	31,454

Cash — End of Period	$2,268,725	$—

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$938,968	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Construction costs in accounts payable	$—	$5,421,743

Land purchase in accounts payable	$—	$25,800

Financing costs included in accounts payable	$—	$25,651

Membership units issued for capital expenditures	$1,000,000	$—

Capital lease obligations incurred for use of equipment	$115,000	$—

Land improvements financed by grants	$745,000	$—

Amortization of financing costs included in construction in process	$22,316	$—

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPAL BUSINESS ACTIVITY — Central Iowa Energy, LLC, (an Iowa Limited Liability Company) was organized with the intentions of developing, owning and operating a 30 million gallon biodiesel manufacturing facility near Newton, Iowa. The Company was in the development stage until April 2007, when the Company commenced operations.
USE OF ESTIMATES — Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles of the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
REVENUE RECOGNITION — Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured.
FEDERAL INCENTIVE PAYMENTS AND RECEIVABLES — Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.
CASH AND EQUIVALENTS — The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and equivalents.
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. However, the Company has not experienced any losses in such accounts.
ACCOUNTS RECEIVABLE — Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore there was no allowance at September 30, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2007.
INVENTORIES — Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.
DERIVATIVE INSTRUMENTS — The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchases or sales of something other than a financial instrument or derivative instrument and will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
The Company enters option contracts in order to reduce the risk caused by market fluctuations of soybean oil and natural gas. These contracts are used to fix the purchase price of the Company’s anticipated requirements of soybean oil and natural gas in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market values, with changes in fair value recognized in current period earnings. The Company recognized a net loss on option contracts of $314,001 during the year ended September 30, 2007 which consisted of a realized gain of $405,481 and an unrealized loss of $719,482. The unrealized loss related to derivative contracts is recorded as a separate liability on the balance sheets as of September 30, 2007. There was no derivative activity in the year ended September 30, 2006.
PROPERTY AND EQUIPMENT — Property and equipment is carried at cost. Depreciation and amortization are provided over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company initiated operations on April 3, 2007 and began depreciating the portion of the plant in service at that time. Depreciation is computed using the straight-line method over the following estimated useful lives:

Land improvements	15-20	years
Plant and process equipment	10-20	years
Office building	10-20	years
Office equipment	5	years
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss would be determined by comparing the fair market values of the assets to the carrying amount of the assets.
As of September 30, 2007 the Company has capitalized $459,483 of interest and financing costs in property and equipment, all of which was incurred in the year ended September 30, 2007.
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized on the straight-line method over the lives of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended September 30, 2007 and 2006 was $42,278 and $0, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS — The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and equivalents, receivables and accounts payable approximate their fair values because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair value of the derivate instruments is based on quoted prices in active exchange-traded or over-the-counter markets.
DEFFERED GRANT FINANCING — Pursuant to a private redevelopment agreement dated November 21, 2006, Jasper County agreed to construct sewer improvements for the Company’s biodiesel project site. The agreement authorizes the County to finance these improvements through the issuance of bonds or notes. In return for these improvements, the Company was required to construct a thirty million gallon per year biodiesel plant requiring a total investment of at least $38,000,000 and to create at least twenty new full-time jobs at our plant and maintain such jobs until June 30, 2015. Also, we were required to enter into an assessment agreement with Jasper County to establish a minimum actual value of our property and related improvements for purposes of the calculation and assessment of our real property taxes. In the event of default the Company would be required to pay the County for the improvements. For financial statement purposes the costs of the improvements have been capitalized in land improvements and the obligation will be shown as a long-term liability until the obligation is reduced or expires.
INCOME TAXES — The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings or losses pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision or benefit has been calculated. Differences between financial statement basis of assets and tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes and accelerated depreciation for tax purposes as compared to straight line depreciation for financial statement purposes.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
UNIT OPTIONS — The Company adopted a Unit Option agreement in December 2005 under which options to acquire 1,200 membership units of the Company were granted to the directors at $500 per unit. The options were exercisable upon financial closing and would expire 30 days after financial closing. The Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. $600,000 of stock-based compensation was reflected in net income, based on the difference between the exercise price and the fair market value of the underlying unit on the date of grant. In October 2006, these options were exercised and additional capital of $600,000 was accepted in exchange for 1,200 units.
Prior to October 1, 2006, the Company applied the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation, (FAS 123). SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. The Company used the minimum value method to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 4.5% and expected lives of nine months.
The following table illustrates the effect on net loss and loss per unit had the Company applied the fair value recognition method of SFAS 123 for the period ended September 30, 2006.

Year Ended
September 30,
2006
Net (Loss):
As reported	$(490,722)
Deduct additional stock-based compensation expense determined under minimum value based method for all awards	(19,875)
Pro forma	$(510,597)

(Loss) per unit:
As reported	$(29.17)
Pro forma	$(30.35)
In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement was effective for the Company on October 1, 2006. The Company adopted the provisions of FAS 123(R) using a modified prospective application. Under that approach, FAS 123(R) applies to new awards after that date or existing awards that are subsequently modified. There have been no awards granted or modified after the adoption of FAS 123(R).

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) which included an amendment of FASB Statement 115. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
NOTE B: INVENTORIES
Inventories consist of the following as of September 30, 2007:

Raw materials	$2,420,248
Work in process	118,597
Finished goods	3,358,089

Total	$5,896,934

NOTE C: MEMBERS’ EQUITY
The Company was formed on March 31, 2005 to have a perpetual life. The Company has one class of membership unit with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.
The Company was initially capitalized by the founding members, contributing an aggregate of $130,000 for 260 units. A total of 500 units were issued to the members of an entity related to the Company through common ownership in exchange for project development services provided pursuant to a consulting agreement — Note D. The Company was further capitalized by additional members, contributing an aggregate of $2,260,000 in exchange for 4,520 units. These units were issued pursuant to a private placement memorandum in which the Company offered a maximum of 6,000 units. Each investor was required to purchase a minimum of 50 units and a maximum of 80 units for a total minimum investment of $25,000 and a total maximum investment of $40,000. On November 3, 2005, the private placement memorandum for the seed round offering was closed.
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
In March 2007, the Company issued 38 units to a member under the terms of a lease agreement. See Note D for details.
In July 2007, the Company issued 1,000 units to the design-builder in exchange for the final $1,000,000 of services rendered. See Note D for details.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE D: RELATED PARTY TRANSACTIONS
The Company had a lease agreement with a member for office space. The agreement required payment in the form of two membership units per month payable at the termination of the lease agreement. As of September 30, 2007, the Company has recorded $33,000 in lease expense and issued 38 membership units to the member. Total rent expense under this agreement was $10,000 and $21,000 for the years ended September 30, 2007 and 2006, respectively.
The Company signed a lump sum design-build agreement with Renewable Energy Group (REG), a member, to design and build the biodiesel plant. As of September 30, 2007, the construction of the biodiesel plant is completed and the assets are placed in service. The total costs incurred by the Company under the contract were approximately $39,300,000.
The Company also had an agreement with REG for the issuance of 1,000 membership units in exchange for the final $1,000,000 of design-build services rendered. In July 2007, the Company issued 1,000 membership units to the design-builder in connection with this agreement.
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. From the date the Company began the sale of biodiesel for a period of six months thereafter, the Company will pay a per gallon management fee based on the number of gallons the Company has sold during the month for which the fee is computed. Thereafter, the management fee will be a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly management bonus based upon the Company’s net income. The term of the agreement continues until three years after the end of the first month in which the Company began producing biodiesel, and shall continue thereafter unless and/or until one party provides a written notice of termination to the other party at least 12 months prior to termination date. Either party may terminate the agreement for causes as defined in the agreement. Total fees expensed under the agreement for the year ended September 30, 2007 and 2006 were $673,461 and none, respectively.
NOTE E: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company is required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note is secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continues to be required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continues to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. As of September 30, 2007, $1,600,000 was outstanding under the revolving line of credit. (see Note F for covenants)

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE F: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at September 30, 2007:

Mortgage Term Note payable to F & M Bank — Iowa — See details below	$21,529,081

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment	112,458

$26,641,539

Due to the going concern issues addressed in Note J, the debt has been classified as current.
The estimated maturities of long-term debt at September 30, 2007 are as follows:

2008	$1,502,386
2009	1,639,777
2010	1,797,822
2011	1,912,385
2012	19,789,169

Total long-term debt	$26,641,539

The term loan requires monthly principal and interest payments of $273,403 which commenced June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company had borrowed the full $5,000,000 on the revolving line of credit agreement as of September 30, 2007.
The agreements provide for several different interest rate options including variable and fixed options (8.791% variable on the term note and revolving line of credit note, as of September 30, 2007). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible members’ equity, measured quarterly. The notes are secured by essentially all of the Company’s assets.
In October 2007, the Company entered into a first amendment to the first supplement to the amended and restated master loan agreement with F & M Bank — Iowa. The first amendment clarifies that the Company will make equal monthly payments of principal in amounts necessary to fully amortize the entire outstanding principal of the term note over a period of ten years from the conversion date, with accrued interest. The estimated maturities table above reflects this amendment.
The bank note agreements with F&M Bank — Iowa, contains restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. As of September 30, 2007, the Company was in violation of the tangible net worth covenant but obtained a waiver on December  _____, 2007.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereas the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 19 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of September 2007, no amounts have been received or requested.
NOTE H: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company’s contributions for the years ended September 30, 2007 and 2006, were $2,324 and $0, respectively.
NOTE I: COMMITMENTS AND CONTINGENCIES
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
Utility Contracts
In July 2006, the Company executed an agreement with an unrelated party to provide the electrical energy required by the Company for a period commencing on July 1, 2006 through July 1, 2007 and shall continue until terminated by either party providing a 90 day advance written notice.
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
In August 2007, the Company executed an agreement with an unrelated party to provide transportation of natural gas required by the Company for a period commencing on the date of first delivery of the product and will continue year to year thereafter until either party terminates the agreement. The Company will pay a monthly service charge of $150 plus $.04 per 100 cubic feet of gas delivered, with adjustments permitted under conditions outlined in the agreement.
NOTE J: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2007, the Company has generated significant net losses of $3,046,370 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company plans to increase its production of animal fat-based biodiesel and decrease its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company anticipates that it will begin exporting its biodiesel internationally, which the Company believes will return greater profits than domestic biodiesel sales. Additionally, the Company may scale back the rate at which it produces biodiesel.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. The Company’s lender has waived the Company’s failure to comply with the tangible net worth covenant as of its fiscal year ended September 30, 2007. However, the Company failed to comply with the working capital covenant as of November 2007 and it is projected that the Company may continue to fail to comply with one or more of the loan covenants, including the working capital covenant, throughout the Company’s 2008 fiscal year. This raises doubt about whether the Company will continue as a going concern. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s failure to comply with any one or more of the loan covenants occurring after the Company’s fiscal year ended September 30, 2007. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES.
Our management, including our chief executive officer (the principal executive officer), John E. Van Zee, along with our chief financial officer (the principal financial officer), Kimberly Smith, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting our chief executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
ITEM 8B. OTHER INFORMATION.
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by Item 9 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 10. EXECUTIVE COMPENSATION.
The information required by Item 10 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by Item 11 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 12 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization of Central Iowa Energy, LLC filed with the Iowa Secretary of State on March 31, 2005.	1

3.2	Operating Agreement of the registrant dated August 4, 2005.	1

10.1	Design Build Agreement between Renewable Energy Group and Central Iowa Energy, LLC dated March 10, 2006.	1

10.2	Letter Agreement with Renewable Energy Group dated August 3, 2006.	1

10.3	Management and Operational Services Agreement between Renewable Energy, Inc. and Central Iowa Energy, LLC dated August 22, 2006.	1

10.4	Assignment of Management and Operational Services Agreement between F & M Bank - Iowa and Central Iowa Energy, LLC dated September 26, 2006.	1

10.5	First Amendment to Management and Operational Services Agreement between Renewable Energy Group, Inc. and Central Iowa Energy, LLC dated September 26, 2006.	1

10.6	Assignment of Design Build Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated September 26, 2006.	1

10.7	Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated September 26, 2006.	1

10.8	First Supplement to the Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated September 26, 2006.	1

10.9	Second Supplement to the Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated September 26, 2006.	1

10.10	Third Supplement to the Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated September 26, 2006.	1

10.11	Private Redevelopment Agreement between Jasper County, Iowa and Central Iowa Energy, LLC dated November 21, 2006.	1

10.12	Preliminary Industrial New Jobs Training Agreement between Des Moines Area Community College and Central Iowa Energy, LLC dated January 1, 2007.	1

10.13	Project Coordinator Agreement.	1

10.14	Consulting Agreement between The Biodiesel Group, LLC and Central Iowa Energy, LLC dated July 7, 2005.	2

10.15	Lease between Farver Rental and Central Iowa Energy, LLC dated December 14, 2005.	2

10.16	Gas Sales Contract between Aquila, Inc. and Central Iowa Energy, LLC dated May 30, 2006.	2

10.17	Water User’s Membership Agreement between Central Iowa Water Association and Central Iowa Energy, LLC dated June 29, 2006.	2

Exhibit		Method of
No.	Description	Filing

10.18	Industrial Track Agreement between Iowa Interstate Railroad, LTD and Central Iowa Energy, LLC dated December 11, 2006.	2

10.19	Industrial New Jobs Training Agreement between Central Iowa Energy, LLC and Des Moines Area Community College dated March 12, 2007	3

10.20	Energy Management Agreement between U.S. Energy Services, Inc. and Central Iowa Energy, LLC dated June 12, 2007.	4

10.21	Large Volume Transportation Service Agreement between Aquila, Inc. and Central Iowa Energy, LLC dated August 29, 2007.	*

10.22	Amended and Restated Revolving Line of Credit Note between F & M Bank-Iowa and Central Iowa Energy dated October 17, 2007.	*

10.23	First Amendment to First Supplement to the Amended and Restated Master Loan Agreement between F & M Bank-Iowa and Central Iowa Energy, LLC dated October 17, 2007.	*

10.24	Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between F & M Bank-Iowa and Central Iowa Energy, LLC dated October 17, 2007.	*

10.25	Amended and Restated Master Loan Agreement between F & M Bank-Iowa and Central Iowa Energy, LLC dated October 17, 2007.	*

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form 10-SB, No.000-52429, originally filed on January 29, 2007.

(2)	Incorporated by reference to the exhibit of the same number on our Pre-Effective Amendment #1 to our Registration Statement on Form 10-SB, No.000-52429, originally filed on March 29, 2007.

(3)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on May 15, 2007.

(4)	Incorporated by reference as filed on our Quarterly Report on Form 10-QSB filed on August 14, 2007.

(*)	Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL IOWA ENERGY, LLC

Date: 12/27/07	/s/ John Van Zee

John Van Zee
President and Director
(Principal Executive Officer)

Date: 12/27/07	/s/ Kimberly Smith

Kimberly Smith
(Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 12/27/07	/s/ John Van Zee

John Van Zee, President and Director
(Principal Executive Officer)

Date: 12/27/07	/s/ Jim Johnston

Jim Johnston, Chairman and Director

Date: 12/27/07	/s/ Scot Farver

Scot Farver, Treasurer and Director

Date: 12/27/07	/s/ Jeremie Parr

Jeremie Parr, Secretary and Director

Date: 12/27/07	/s Warren L. Bush

Warren L. Bush, Director

Date: 12/27/07	/s/ Craig Hamilton

Craig Hamilton, Director

Date: 12/27/07	/s/ William J. Horan

William J. Horan, Director

Date: 12/27/07	/s/ Don Huyser

Don Huyser, Director

Date: 12/27/07	/s/ Dean Lane

Dean Lane, Director

Date: 12/27/07	/s/ Denny Mauser

Denny Mauser, Director

Date: 12/27/07	/s/ Tom Schroeder

Tom Schroeder, Director

Date: 12/27/07	/s/ William J. Talsma

William J. Talsma, Director

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

10.21	Large Volume Transportation Service Agreement between Aquila, Inc. and Central Iowa Energy, LLC dated August 29, 2007.	*

10.22	Amended and Restated Revolving Line of Credit Note between F & M Bank-Iowa and Central Iowa Energy dated October 17, 2007.	*

10.23	First Amendment to First Supplement to the Amended and Restated Master Loan Agreement between F & M Bank-Iowa and Central Iowa Energy, LLC dated October 17, 2007.	*

10.24	Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between F & M Bank-Iowa and Central Iowa Energy, LLC dated October 17, 2007.	*

10.25	Amended and Restated Master Loan Agreement between F & M Bank-Iowa and Central Iowa Energy, LLC dated October 17, 2007.	*

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.