Form 10KSB/A
period 2007-09-30
Central Iowa Energy, LLC
filed 2008-01-31
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-51965
CENTRAL IOWA ENERGY, LLC
(Name of small business issuer in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	71-0988301 (I.R.S. Employer Identification No.)

3426 EAST 28TH STREET N. NEWTON, IOWA (Address of principal executive offices)	50208 (Zip Code)
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

ITEM 7. FINANCIAL STATEMENTS
ITEM 13. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE:
This Amendment No. 1 to the Annual Report on Form 10-KSB/A (“Amendment No. 1”) of Central Iowa Energy, LLC (the “Company”) for the fiscal year ended September 30, 2007, is being filed for the purpose of amending and restating Item 7 of the Company’s original Annual Report on Form 10-KSB (the “Annual Report”) due to the fact that the signature of the Company’s independent registered public accounting firm was inadvertently omitted from the audit report contained in the original Annual Report, even though the original audit report received by the Company had been properly signed by the Company’s independent registered public accounting firm.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the item amended by this Amendment No. 1 is set forth herein. The remainder of the Company’s original Annual Report on Form 10-KSB is unchanged. Pursuant to Rule 12b-15, this Amendment No. 1 includes new certifications by the Company’s principal executive officer and principal financial officer. This report speaks only as of the original filing date of the Company’s Annual Report on Form 10-KSB and has not been updated or modified to take into account any events occurring subsequent to the original filing date.

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
/s/ McGladrey & Pullen, LLP
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
ACCOUNTS RECEIVABLE - Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore there was no allowance at September 30, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2007.
INVENTORIES - Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.
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

PROPERTY AND EQUIPMENT - Property and equipment is carried at cost. Depreciation and amortization are provided over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company initiated operations on April 3, 2007 and began depreciating the portion of the plant in service at that time. Depreciation is computed using the straight-line method over the following estimated useful lives:

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
FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and equivalents, receivables and accounts payable approximate their fair values because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair value of the derivate instruments is based on quoted prices in active exchange-traded or over-the-counter markets.
DEFFERED GRANT FINANCING - .Pursuant to a private redevelopment agreement dated November 21, 2006, Jasper County agreed to construct sewer improvements for the Company’s biodiesel project site. The agreement authorizes the County to finance these improvements through the issuance of bonds or notes. In return for these improvements, the Company was required to construct a thirty million gallon per year biodiesel plant requiring a total investment of at least $38,000,000 and to create at least twenty new full-time jobs at our plant and maintain such jobs until June 30, 2015. Also, we were required to enter into an assessment agreement with Jasper County to establish a minimum actual value of our property and related improvements for purposes of the calculation and assessment of our real property taxes. In the event of default the Company would be required to pay the County for the improvements. For financial statement purposes the costs of the improvements have been capitalized in land improvements and the obligation will be shown as a long-term liability until the obligation is reduced or expires.
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
The Company was initially capitalized by the founding members, contributing an aggregate of $130,000 for 260 units. A total of 500 units were issued to the members of an entity related to the Company through common ownership in exchange for project development services provided pursuant to a consulting agreement – Note D. The Company was further capitalized by additional members, contributing an aggregate of $2,260,000 in exchange for 4,520 units. These units were issued pursuant to a private placement memorandum in which the Company offered a maximum of 6,000 units. Each investor was required to purchase a minimum of 50 units and a maximum of 80 units for a total minimum investment of $25,000 and a total maximum investment of $40,000. On November 3, 2005, the private placement memorandum for the seed round offering was closed.
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

NOTE F: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at September 30, 2007:

Mortgage Term Note payable to F & M Bank — Iowa – See details below	$21,529,081

Term Revolving Note payable to F & M Bank – Iowa – See details below	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment	112,458

$26,641,539

Due to the going concern issues addressed in Note J, the debt has been classified as current.
The estimated maturities of long-term debt at September 30, 2007 are as follows:

2008	$1,502,386
2009	1,639,777
2010	1,797,822
2011	1,912,385
2012	19,789,169

Total long-term debt	$26,641,539

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
The bank note agreements with F&M Bank – Iowa, contains restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. As of September 30, 2007, the Company was in violation of the tangible net worth covenant but obtained a waiver on December  _____, 2007.
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

ITEM 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL IOWA ENERGY, LLC

Date: 1/30/08	/s/ John Van Zee

John Van Zee
President and Director
(Principal Executive Officer)

Date: 1/30/08	/s/ Kimberly Smith

Kimberly Smith
(Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 1/30/08	/s/ John Van Zee

John Van Zee, President and Director
(Principal Executive Officer)

Date: 1/30/08	/s/ Jim Johnston

Jim Johnston, Chairman and Director

Date: 1/30/08	/s/ Scot Farver

Scot Farver, Treasurer and Director

Date: 1/30/08	/s/ Jeremie Parr

Jeremie Parr, Secretary and Director

Date: 1/30/08	/s/ Craig Hamilton

Craig Hamilton, Director

Date: 1/30/08	/s/ William J. Horan

William J. Horan, Director

Date: 1/30/08	/s/ Don Huyser

Don Huyser, Director

Date: 1/30/08	/s/ Denny Mauser

Denny Mauser, Director

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.