Form 10QSB
period 2007-12-31
Central Iowa Energy, LLC
filed 2008-02-14
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended December 31, 2007
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
As of February 1, there were 26,672 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL IOWA ENERGY, LLC
Condensed Balance Sheets

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$1,413,415	$2,268,725
Margin deposits	1,328,130	326,072
Trade accounts receivable — related party	1,466,104	1,159,184
Federal incentive receivable	1,036,036	1,049,262
Sales tax refund receivable	—	461,517
Prepaid expenses	293,991	105,851
Inventories	5,219,494	5,896,934

Total current assets	10,757,170	11,267,545

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,563,620	32,563,620

	40,913,634	40,913,634
Less accumulated depreciation	1,876,418	1,248,326

Net property and equipment	39,037,216	39,665,308

Other Assets
Financing costs, net of amortization	373,998	383,755

Total Assets	$50,168,384	$51,316,608

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$26,141,561	$26,641,539
Revolving line of credit	1,600,000	1,600,000
Derivative instruments	1,958,462	719,482
Accounts payable	1,751,800	1,096,370
Accounts payable — related party	268,941	365,125
Accrued interest payable	186,495	204,092
Accrued expenses	144,111	87,438

Total current liabilities	32,051,370	30,714,046

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(6,487,106)	(3,991,558)

Total members’ equity	17,362,014	19,857,562

Total Liabilities and Members’ Equity	$50,158,384	$51,316,608

Notes to Unaudited Financial Statements are an integreal part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2007	2006
Revenues
Sales to related party	$14,417,979	$—
Federal incentives	3,476,824	—

	17,894,803	—

Cost of Goods Sold	19,108,588	—

Gross (Loss)	(1,213,785)	—

Operating Expenses
Professional fees	88,604	24,710
General and administrative	600,020	15,776

Total	688,624	40,486

Operating (Loss)	(1,902,409)	(40,486)

Other Income (Expenses)
Interest income	16,365	4,074
Interest (expense)	(609,504)	—

Total	(593,139)	4,074

Net (Loss)	$(2,495,548)	$(36,412)

Weighted Average Units Outstanding	26,672	25,373

Net (Loss) Per Unit — Basic and Diluted	$(93.56)	$(1.44)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Cash Flows

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2007	2006
Cash Flows from Operating Activities
Net (loss)	$(2,495,548)	$(36,412)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation and amortization	637,849	301
Member units earned for rent	—	6,000
Change in assets and liabilities:
Margin deposits	(1,002,058)	—
Accounts receivable	(306,920)	—
Other receivable	13,226	—
Inventories	677,440	—
Prepaid expenses	(188,140)	(6,198)
Derivative instruments	1,238,980	—
Accounts payable	559,246	3,009
Other accrued expenses	56,673	—
Accrued interest payable	(17,597)	—

Net cash (used in) operating activities	(826,849)	(33,300)

Cash Flows from Investing Activities
Capital expenditures	—	(11,939,586)
Sales tax refund from equipment purchases	461,517	—
Purchase of land	—	(25,582)

Net cash provided by (used in) investing activities	461,517	(11,965,168)

Cash Flows from Financing Activities
(Decrease) in checks drawn in excess of bank balance	—	(216,613)
Proceeds from (payments on) long term debt	(499,978)	12,283,145
Payments for financing costs	—	(26,051)
Member contributions	—	600,000
Other	—	(30,000)

Net cash provided by (used in) financing activities	(499,978)	12,610,481

Net Increase (Decrease) in Cash	(865,310)	612,013

Cash and cash equivalents- Beginning of Period	2,268,725	—

Cash and cash equivalents — End of Period	$1,403,415	$612,013

Supplemental Disclosure of Cash Flow Information,
Cash payments for interest, net of amount capitalized	$617,344	$—

Supplemental Disclosure of Noncash
Investing and Financing Activities
Construction costs in accounts payable	$—	$2,558,630

Amortization of financing costs included in construction in progress	$—	$12,752

Financing costs included in accounts payable	$—	$48,346

Land purchase included in accounts payable	$—	$(25,800)

Accrued interest included in construction in progress	$—	$148,134

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPAL BUSINESS ACTIVITY — Central Iowa Energy, LLC, (an Iowa Limited Liability Company) was organized with the intentions of developing, owning and operating a 30 million gallon biodiesel manufacturing facility near Newton, Iowa. The Company was in the development stage until April 2007, when the Company commenced operations.
BASIS OF PRESENTATION — The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB.
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
ACCOUNTS RECEIVABLE — Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2007.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at December 31, 2007.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
The Company enters option contracts in order to reduce the risk caused by market fluctuations of soybean oil, natural gas, and biodiesel. These contracts are used to fix the purchase price of the Company’s anticipated requirements of soybean oil and natural gas in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes n fair value recognized in current period earnings. The Company recognized a net loss of $1,961,153 during the three months ended December 31, 2007 in cost of goods sold which consisted of a realized loss of $722,173 and an unrealized loss of $1,238,980. The unrealized loss related to derivative contracts is recorded as a separate liability on the balance sheets as of December 31, 2007. There was no activity in the year ending December 31, 2006.
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
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the period ended December 31, 2007 and 2006 was $9,757 and $0, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS — The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and equivalents, margin deposits, receivables and accounts payable approximates the fair value because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair value of the derivate instruments is based on quoted prices in active exchange-traded or over-the-counter markets.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2007 and 2006
DEFFERED GRANT FINANCING — Pursuant to a private redevelopment agreement dated November 21, 2006, Jasper County agreed to construct sewer improvements for the Company’s biodiesel project site. The agreement authorizes the County to finance these improvements through the issuance of bonds or notes. In return for these improvements, the Company was required to construct a thirty million gallon per year biodiesel plant requiring a total investment of at least $38,000,000 and to create at least twenty new full-time jobs at our plant and maintain such jobs until June 30, 2015. Also, the Company was required to enter into an assessment agreement with Jasper County to establish a minimum actual value of its property and related improvements for the purposes of the calculation and assessment of its real property taxes. In the event of default the Company would be required to pay the County for the improvements. For financial statement purposes the costs of the improvements have been capitalized in land improvements and the obligation will be shown as a long-term liability until the obligation is reduced or expires.
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
NOTE B: INVENTORIES
Inventories consist of the following as of December 31, 2007:

Raw materials	$2,188,134
Work in process	141,182
Finished goods	2,890,178

Total	$5,219,494

NOTE C: RELATED PARTY TRANSACTIONS
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. From the date the Company began the sale of biodiesel for a period of six months thereafter, the Company will pay a per gallon fee based on the number of gallons the Company has sold during the month for which the fee is computed. Thereafter, the fee will be a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. The term of the agreement continues until three years after the end of the first month in which the Company begins producing biodiesel, and shall continue thereafter unless and/or until one party provides a written notice of termination to the other party at least 12 months prior to termination date. Either party may terminate the agreement for causes as defined in the agreement. The total expense under the agreement was approximately 266,000 and none for the three months ended December 31, 2007 and 2006, respectively. The accounts payable for fees under the agreement was approximately $269,000 at December 31, 2007.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE D: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company is required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note is secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continues to be required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continues to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. As of December 31, 2007, approximately $1,600,000 was outstanding under the revolving line of credit.
NOTE E: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at December 31, 2007:

Mortgage Term Note payable to F & M Bank — Iowa — See details below	$21,036,907

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment.	104,654

$26,141,561

Due to the going concern issues addressed in Note H the debt has been classified as current.
The term loan requires monthly principal and interest payments of $273,403 commencing June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving line of credit agreement as of December 31, 2007.
The agreements provide for several different interest rate options including variable and fixed options (7.91% variable on the term note and revolving line of credit note, as of December 31, 2007). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’ equity, measured quarterly. The notes are secured by essentially all of the Company’s assets.
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

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2007 and 2006
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereas the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 19 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. The proceeds under the loans were received in January 2008.
NOTE F: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the period ended December 31, 2007 and 2006, was $5,166 and $0, respectively.
NOTE G: COMMITMENTS AND CONTINGENCIES
Purchase Contracts
The Company’s forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, and, therefore, unrealized gains and losses on these contracts are not recognized in the Company’s financial statements. The Company has forward soybean oil contracts to purchase approximately 9,000,000 pounds of soybean oil through March 2008 under unpriced basis contracts.
Utility Contracts
In July 2006, the Company executed an agreement with the unrelated party to provide the electrical energy required by the Company for a period commencing on July 1, 2006 through July 1, 2007 and shall continue until terminated by either party providing a 90 day advance written notice.
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
NOTE H: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended December 31, 2007, the Company has generated significant net losses of $2,495,548 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company plans to increase its production of animal fat-based biodiesel and decrease its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company anticipates that it will begin exporting its biodiesel internationally, which the Company believes will return greater profits than domestic biodiesel sales. Additionally, the Company may scale back the rate at which it produces biodiesel.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2007 and 2006
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. The Company failed to comply with the working capital covenant as of December 2007 and it is projected that the Company may continue to fail to comply with one or more of the loan covenants, including the working capital covenant, throughout the Company’s 2008 fiscal year. This raises doubt about whether the Company will continue as a going concern. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will waive the Company’s failure to comply with any one or more of the loan covenants occurring throughout the Company’s 2008 fiscal year. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Competition with other manufacturers in the biodiesel industry;

•	Overcapacity within the biodiesel industry;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives;

•	Failure to comply with loan covenants contained in our financing agreements;

•	Our ability to raise additional equity capital proceeds;

•	Our ability to generate profits; and

•	Other factors described elsewhere in this report.
We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
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
On April 5, 2007, we received a certificate of substantial completion for our biodiesel production plant from our design-builder, Renewable Energy Group, Inc. (“REG” or “REG, Inc.”) and commenced operations of the plant. After having our biodiesel tested to certify that our biodiesel meets the American Society of Testing and Materials (“ASTM”) standards, we sold our first shipment of biodiesel on April 20, 2007. On April 19, 2007 our vegetable oil pretreatment system was started up and on May 21, 2007 our animal fat pretreatment system was started up. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion by REG. In November of 2007, our plant earned BQ-9000 Accreditation from the National Biodiesel Board and National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality assurance program which demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable ASTM specifications. Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year. During the period covered by this report, we operated at an average of approximately 65% of our nameplate capacity due to seasonal decreases in demand for biodiesel and other economic conditions currently facing the biodiesel industry, such as high feedstock costs. As of January 31, 2008, we were producing at an average of approximately 65% of our nameplate capacity. We will spend the next several months operating our biodiesel plant, producing biodiesel and glycerin, and marketing biodiesel and glycerin.
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

Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States and abroad. We rely upon REG to procure our feedstock and chemical inputs necessary for the operation of our plant and to market our biodiesel and glycerin. See “Plant Management, Feedstock Procurement and Marketing” below for information regarding our agreement with REG for the procurement of feedstock, marketing of our biodiesel and glycerin, and general overall management of our plant.
In order to fund our operations during the next 12 months, we believe that we will need to raise additional capital in addition to utilizing cash flow from our credit facilities and our continuing operations. At this time, we anticipate that we may attempt to raise additional capital through one or more prospective private placement offerings of our membership units. However, our board of directors will also be seeking out and evaluating additional options for raising capital. On May 1, 2007, our $27,000,000 construction loan from F&M Bank — Iowa converted into two separate credit facilities. The first is a $22,000,000 term loan and the second is a $5,000,000 revolving term loan. We also obtained an additional $2,000,000 revolving line of credit from F&M Bank — Iowa on May 29, 2007 to be used for working capital and other short-term financing requirements relative to inventory, receivables, and risk management. On October 17, 2007, we executed amendments to our original loan agreements with F&M Bank — Iowa under which F&M Bank — Iowa agreed to increase the amount of our original revolving line of credit loan from $2,000,000 to $4,500,000 for working capital purposes. As of the quarter ended December 31, 2007, we failed to comply with the working capital covenant in our financing agreements with F&M Bank — Iowa. See “Liquidity and Capital Resources” below.
After evaluating our options, our board of directors may determine that we need to attempt to raise additional capital through the issuance of our membership units in one or more private placements. However, if the board decides to proceed with an offering of membership units, there is no guarantee that such an offering would be successful in raising the necessary capital. In the event we are unable to raise the necessary amount of capital, through an offering of membership units or otherwise, we may be forced to cease plant operations, either temporarily or permanently, and if, as a result of our failure to raise the necessary capital, we continue to fail to be in compliance with one or more of our loan covenants contained in our financing agreements, our lender may be entitled to accelerate the payments due under our financing agreements or foreclose its lien or security interest in the assets securing our loans. See “Liquidity and Capital Resources” below.
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

We incurred a net loss of $2,495,548 for the quarter ended December 31, 2007. The biodiesel industry has recently experienced significant increases in the costs of inputs, such as soybean oil, animal fats, and methanol. Increasing feedstock costs have made profit margins small or nonexistent. In an effort to increase our profits and reduce losses over the next 12 months, we plan to increase our production of animal fat-based biodiesel and decrease our production of soybean oil-based biodiesel, as animal fat is currently a less costly type of feedstock than soybean oil. Additionally, through our manager and biodiesel marketer, REG, we have recently began exporting our biodiesel internationally, which we believe will return greater profits than domestic biodiesel sales. However, there is no assurance that we will be able to successfully access the international export market. Additionally, we may scale back the rate at which we produce biodiesel as we deem necessary. There is no guarantee that we will be able to achieve any one or more of these goals or that the achievement of such goals will result in increased profits and decreased losses. In the event that market prices and conditions change to the extent that it would not be prudent or profitable to continue to produce biodiesel, it is possible that our board of directors may determine it is necessary to temporarily cease production of biodiesel at our plant until such market prices and conditions improved.
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
For the period ended December 31, 2007, we sold 5,111,493 gallons of biodiesel. Approximately 40% of our biodiesel sold in the period ended December 31, 2007 utilized animal-fat blended feedstock. As of January 31, 2008, we were operating at approximately 65% of our capacity, due to decreased seasonal demand for biodiesel and other economic conditions currently facing the biodiesel industry, such as high feedstock costs. During the period covered by this report, we operated at an average of approximately 65% of our nameplate capacity. On a few occasions, we have temporarily ceased operations for no longer than one or two days at a time, mainly due to maintenance and logistical activities. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The rising price of inputs such as soy oil, animal fats, and methanol, however, may make it difficult to satisfy these objectives and there is no assurance or guarantee that we will be able to consistently satisfy these objectives.
Plant Management, Feedstock Procurement and Marketing
We entered into a management and operational services agreement with our design-builder, REG, on August 22, 2006 to provide management, feedstock procurement and marketing services for our facility. Pursuant to the terms of the agreement, REG provides us with: (1) a general manager; (2) an operations manager; (3) feed stock procurement; (4) chemical inputs procurement; (5) administrative services; (6) sales and marketing services; and (7) human resources support. This agreement will continue for an initial term of three years from the end of the first month in which we commenced production, which was April 2007. Thereafter, the agreement will automatically renew for successive one year terms unless either party provides 12 months written notice of termination to the other party. The following are summaries of the services REG provides us under the agreement.
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
REG has provided us with a general manager and operations manager pursuant to the management and operational services agreement. In July 2006, REG hired Derek Winkel to serve as our general manager. Mr. Winkel has been overseeing the operation of our facility and has worked closely with our board of directors. He is responsible for directing staff, personnel, and plant operations.
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
•
Monthly Fee. For the first month in which our biodiesel was sold, which was April 2007, and for six months thereafter (the “initial period”), we paid a monthly fee of 5.7 cents per gallon of biodiesel sold by REG. For the first month after the initial period we paid 5.7 cents per gallon for any biodiesel that was produced but not sold during the initial period in addition to 5.7 cents per gallon of biodiesel produced in the first month following the initial period. Thereafter, we pay a monthly fee of 5.7 cents per gallon of biodiesel produced at our plant.

•
Net Income Bonus. We will pay an annual bonus to REG based on the amount of our annual net income, as that term is defined in the agreement. REG’s bonus may range from 0% to 6% of our annual net income, depending on our performance, but will not exceed the amount of $1,000,000.

We began making payments under our management and operational services agreement following commencement of operations. We incurred costs of approximately $266,000 under the management and operational services agreement for the quarter ended December 31, 2007. The amount payable under the management and operational services agreement as of December 31, 2007 was approximately $269,000.
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
Additionally, we are in direct competition with REG because it owns a 12 million gallon per year plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility. REG also has plans to construct and operate other biodiesel plants. Accordingly, we must compete with REG for the acquisition of inputs and the sale of our products. Any failure by REG to comply with the terms of our management and operational agreement could negatively impact our ability to generate revenues. Our management and operational services agreement with REG does not prevent REG from providing marketing and sales services for our competitors. Accordingly, if REG places the interests of its own biodiesel plants, or the interests of other biodiesel plants which it manages, ahead of our interests, our profitability may be negatively impacted. Although we expect that we would be able to secure alternative marketers or feedstock suppliers if necessary, we have no agreements with alternative marketers or suppliers at this time and there is no assurance that we would be able to obtain them if necessary.
Energy Management
Effective June 1, 2007, we entered into an energy management agreement with U.S. Energy Services, Inc. (“U.S. Energy”) under which U.S. Energy provides natural gas and electricity supply management services. Among these services, U.S. Energy reviews natural gas invoices for discrepancies, determines the most beneficial rate structure and method for securing natural gas supplies, negotiates transportation rates with natural gas pipelines and suppliers, and provides risk management services for natural gas, including making hedging recommendations. U.S. Energy also reviews electricity invoices for discrepancies, determines the most beneficial rate structure and method for securing electricity, investigates market conditions and negotiates favorable agreements with electricity suppliers, and analyzes electricity cost and usage. Finally, U.S. Energy evaluates energy tax exemption opportunities.

Under this agreement, we pay U.S. Energy a monthly retainer fee of $0.05/MMBtu of natural gas consumed plus pre-approved travel expenses. The fee will increase four percent (4%) per year on the anniversary of the effective date of the agreement. In addition, if we decide to use U.S. Energy to provide hedging services, we will pay an additional fee of $0.01/MMBtu of natural gas consumed. The initial term of the agreement is one year, commencing on June 1, 2007. The agreement will continue for successive one-year terms thereafter. It can be terminated by either party upon prior written notice 60 days before the annual renewal date. Under the agreement, we appoint U.S. Energy to act as its agent for purposes of managing our energy supplies and dealing with third parties in connection with energy-related matters. We incurred approximately $54,590 in retainer fees under this agreement for the quarter ended December 31, 2007. The amount payable under our agreement with U.S. Energy as of the quarter ended December 31, 2007 was approximately $36,830.
Operating Budget and Financing of Plant Operations
We expect that in order to cover our operating costs over the next 12 months and to otherwise comply with the loan covenants contained in our financing agreements with our lender, we may need to raise additional capital in addition to utilizing the cash flow generated by plant operations, current cash reserves, and our credit facilities. These costs include the cost of feedstock, chemical inputs, utilities, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Feedstock Costs	$85,235,000
Chemicals	9,169,000
Utilities	1,022,000
Other Production Costs	3,460,000
General and Administrative	1,300,000
Total operating costs	$100,186,000
The estimates in the table set forth above are based upon our limited operational experience. Due to the rising costs of feedstock and other inputs, such as soybean oil, animal fats and methanol, operating costs are higher than originally anticipated at the time we commenced construction of our plant. These are only estimates and our actual costs could be much higher due to a variety of factors outside our control, including those described under “Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations” and “RISK FACTORS” below.
At this time, management anticipates that it will be necessary for the Company to conduct an additional offering of its membership units to raise additional proceeds to fund our operations and to comply with our loan covenants. There is no guarantee, however, that the any such offering of membership units would be successful. See “RISK FACTORS.” Our board of directors intends to also seek out and evaluate additional options for raising capital. In the event we are unable to raise the necessary amount of capital, through an offering of membership units or otherwise, we may be forced to cease plant operations, either temporarily or permanently, and if, as a result of our failure to raise any necessary capital, we are not in compliance with one or more of our loan covenants contained in our financing agreements, our lender may be entitled to accelerate the payments due under our loan agreements or foreclose its lien or security interest in the assets securing our loans. See “Liquidity and Capital Resources” below.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We expect biodiesel sales to constitute the bulk of our future revenues. We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; changes in legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Additionally, prices for diesel and the costs of feedstock, including soybean oil, animal fats and methanol, have been volatile and such fluctuations in the price of feedstock may significantly affect our financial performance. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Recently, the biodiesel industry has been experiencing very high feedstock costs, causing profit margins to be small or nonexistent.
Our business is sensitive to feedstock costs. The costs of feedstock generally account for 70-90% of the cost to produce biodiesel. Changes in the price or supply of feedstock are subject to and determined by market forces over which we have no control. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits. As a result, if the high costs of feed stock continue to persist, or increase even further, our members may receive lower than anticipated returns on their investment.
Our plant utilizes soybean oil and animal fats to produce our biodiesel. Although our plant may be able to process vegetable oils other than soybean oil, our ability to utilize different types of vegetable oils depends on the ability to gain access to a consistent supply of feedstock at competitive prices.
The United States Department of Agriculture’s (“USDA”) January 2008 Oil Crops Outlook report provides that prices for soybeans and soybean oil have reached all-time record highs. The USDA reported that the July 2008 futures contract for soybeans surpassed $13.40 per bushel, breaking the previous record of $12.90 per bushel set in June 1973. We expect increasing soybean prices will cause the cost of soybean oil to increase. According to the USDA, the September 2008 futures contract for soybean oil is at 54.2 cents per pound, which surpasses the previous record set in October 1974 of 51 cents per pound. Furthermore, the USDA forecasted that high soybean oil prices will persist through the 2007-2008 marketing year, with a predicted price range of 45.5 to 49.5 cents per pound. However, according to the USDA’s National Weekly Ag Energy Round-Up report, the cost of crude soybean oil in Iowa for the week of February 1, 2008 was even higher, ranging from 49.72 to 51.97 cents per pound. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, such large increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced and sold. Any increase in the price of soybean oil will negatively impact our ability to generate revenues and profits.
Although prices for animal fats are not currently as high as prices for soybean oil, animal fat prices are nonetheless higher than their historical average. In a November 14, 2007 report, the USDA reported that lard and edible tallow cost approximately 28 cents and 27 cents per pound, respectively, in the 2006-2007 marketing year, which was up from 22 cents and 19 cents per pound, respectively, in the 2005-2006 marketing year. Moreover, the USDA predicted lard and edible tallow prices will continue to increase in the 2007-2008 marketing year to 35 to 39 cents for lard and 34 to 38 cents per pound for edible tallow.
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
Biodiesel production continues to grow as additional plants become operational. In 2006, approximately 250 million gallons of biodiesel were produced in the United States, a threefold increase from 2005 biodiesel production, according to the National Biodiesel Board. The National Biodiesel Board estimates that approximately 450 million gallons of biodiesel were produced in the United States in 2007, which is nearly double 2006 domestic biodiesel production. However, many biodiesel plants do not operate at full capacity and the National Biodiesel Board estimates the current dedicated biodiesel production capacity of existing plants as of January 25, 2008 was about 2.24 billion gallons per year. The National Biodiesel Board estimates that as of January 25, 2008 there were 171 active biodiesel plants in the United States. As of January 25, 2008, 57 other plants were under construction and three companies had plans to expand their existing biodiesel plants. These additional plants and expansions, if realized, would add another 1.23 billion gallons to U.S. biodiesel production capacity. Biodiesel plants are operating in a total of over 40 states. Currently, there are approximately 13 active biodiesel plants in Iowa, including our plant, and at least two other companies have proposed plants in Iowa. Further, the biodiesel industry is becoming more competitive nationally given the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil or animal fats and other inputs. As biodiesel production capacity continues to increase, we will face increased competition for inputs, including soybean oil and animal fats, which means we may be either unable to acquire adequate quantities of the inputs that we need or unable to acquire them at economical prices. Additionally, consumption of soybean oil for biodiesel has grown rapidly from 2006 through 2007, as biodiesel production capacity has increased significantly. We anticipate that consumption of soybean oil and other feedstocks for biodiesel production will continue to increase in 2008. An increase in the demand for feedstock and other inputs may cause prices to increase, which could negatively impact our ability to operate profitably.
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
Our revenues consist of sales of biodiesel and glycerin. Biodiesel sales constitute the majority of our revenues. For our last completed fiscal year ending September 30, 2007, biodiesel sales, including the related blenders’ credit, accounted for approximately 98.65% of our revenues. We expect a similar percentage of revenues to be derived from sales of biodiesel for our 2008 fiscal year. Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years and has recently reached record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In Iowa, the price for B100 biodiesel, which is 100% biodiesel, was approximately $4.20 to $4.45 per gallon for the week of February 1, 2008, according to the USDA’s Weekly Ag Energy Round-Up report.
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
We also expect to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”), as recently amended by the Energy Independence and Security Act of 2007 (the “Energy Independence Act”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from recycled agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel.
The RFS, as originally enacted by the Energy Policy Act of 2005, required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, on December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 and increasing to 36 billion gallons of renewable fuel by 2022. This act contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that this legislation may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by the Energy

Independence Act. As of January 25, 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the Energy Independence Act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the Energy Independence Act. We also anticipate that the majority of the renewable fuels utilized to satisfy the expanded RFS created by the Energy Independence Act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
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
As of December 31, 2007, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as a liability on our balance sheet in the amount of $1,958,462. A loss of $1,961,153 was also included in our cost of goods sold on our statement of operations for our quarter ended December 31, 2007. This is due primarily to realized and unrealized losses on our hedging positions taken with respect to home heating oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. We had a short position with respect to home heating oil, which climbed to record high prices in 2007, resulting in significant hedging losses. Our hedging losses as of December 31, 2007 were partially offset by higher-priced biodiesel sales. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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

We entered into several soybean oil purchase contracts for our anticipated production needs. We have entered into forward soybean oil contracts to purchase approximately 9 million pounds of soybean oil through March of 2008 under unpriced basis contracts.
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
Employees
As of February 1, 2008, we have 27 full-time employees. We do not expect to hire any more employees in the near future, as the current number of employees suits our needs. The chart below summarizes the type and number of positions that we employ as of December 2007.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	16
Accounting Manager	1
Mechanic	1
Electrician	1
Administrative Assistant	1
Shipping/Receiving	3
Operations Supervisor	1
Quality Assurance Manager	1
Laboratory Technician	1
Accounting Assistant	1
Total	27
Our general manager and operations manager are employed by REG and placed at our facility pursuant to our management and operational services agreement. Our current general manager, Derek Winkel, and operations manager, Phil Abels, were both hired by REG. We directly employ all other employees and have sole responsibility for the terms and conditions of their employment. Pursuant to the management and operational services agreement, REG assists us in hiring and training our personnel and provides human resources and payroll assistance. The compensation and benefits associated with the position of general manager and operations manager are paid by REG. We are responsible for other staff and personnel costs. See “Plant Management, Feedstock Procurement, and Marketing” above for a description of the functions of the general manager and operations manager under the management and operational services agreement with REG.

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
Liquidity and Capital Resources
As of December 31, 2007, we had total current assets of $10,757,170, including $1,413,415 in cash and cash equivalents, $293,991 in prepaid expenses, and $5,219,494 in inventories. Net property and equipment as of December 31, 2007 was equal to $39,037,216. As of December 31, 2007, we had current liabilities of $32,051,370 and long term liabilities of $745,000. Due to the going concern issues addressed in Note H to the financial statements contained in Item 1 of this report, our debt has been classified as current. The going concern issues relate to our failure to comply with the loan covenants contained in our financing agreements with our lender. Total members equity as of December 31, 2007 was $17,362,014.
Debt Financing
On September 26, 2006, we closed on our $29,000,000 debt financing with our lender, F & M Bank - Iowa. Our financing agreement with F & M Bank — Iowa provided for a construction loan in the amount of $27,000,000. The interest rate of the construction loan was a variable base rate equal to the 30-day LIBOR rate plus 325 basis points. Interest on the construction loan was paid quarterly. On May 1, 2007 following the completion of the construction of our plant (the “conversion date”), the construction loan commitment was segmented into two credit facilities. The first is a $5,000,000 revolving term loan to be used for cash and inventory management. The second is a $22,000,000 term loan. We were able to obtain advances pursuant to the construction loan up until the date of conversion. All outstanding accrued interest was required to be paid in full on the conversion date.
The $22,000,000 term loan has an interest rate with a variable base rate equal to the 30-day LIBOR plus 325 basis points. However, in the event that we are in compliance with all of our loan covenants, we will be eligible for a variable interest rate adjustment if we achieve certain levels of tangible owner’s equity, as defined in the financing agreement. If our tangible owner’s equity is 50.00-59.99%, the interest rate will be equal to the 30-day LIBOR rate plus 300 basis points. If our tangible owner’s equity is equal to or greater than 60.00%, the variable interest rate will be equal to the 30-day LIBOR rate plus 275 basis points. Tangible owner’s equity means the Company’s tangible net worth divided by total assets, measured annually at the end of each fiscal year and expressed as a percentage. Additionally, we will have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of our lender. The fixed rate loan, however, is not eligible for the interest rate adjustments described above. As of our quarter ended December 31, 2007, there was a principal balance of approximately $21,036,900 on the term loan.
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
We may make advances under the term revolving loan up to the amount of $5,000,000 to be used for cash and inventory management purposes. We pay interest on the term revolving loan each month which commenced with the month following the date of conversion and ending on the maturity date. The term revolving loan bears interest at a rate equal to the LIBOR rate plus 325 basis points and will be eligible for the variable interest rate adjustments described above. The term revolving loan will expire on the maturity date, which is the date that is five years from the conversion of the construction loan into the term revolving loan, or approximately May 1, 2012. On the maturity date, any unpaid principal balance and outstanding interest will be due and payable. As of our quarter ended December 31, 2007, we had drawn $5,000,000 on the term revolving loan.

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
On October 17, 2007 we executed amendments to our original loan agreements with F&M Bank - Iowa under which F&M Bank agreed to increase the amount of our original revolving line of credit from $2,000,000 to $4,500,000 for working capital purposes. As of our quarter ended December 31, 2007, we had drawn $1,600,000 on this revolving line of credit. In connection with such amendments, we executed an amended and restated master loan agreement, an amended and restated third supplement to the amended and restated master loan agreement, and an amended and restated revolving line of credit note with our lender F&M Bank — Iowa. The other material terms and conditions of these loan agreements will remain in effect.
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
Our master loan agreement with our lender contains various financial covenants with which we must comply. We are required to continually maintain working capital of at least $4,000,000. “Working capital” is defined generally as our current assets less our current liabilities, as determined in accordance with Generally Accepted Accounting Principles. We must additionally attain certain levels of “tangible net worth,” as that term is defined in the master loan agreement, equal to the lesser of (i) our tangible net worth at the end of the immediately preceding fiscal year plus $500,000; or (ii) our tangible net worth at the end of the immediately preceding fiscal year plus our retained earnings at the end of the current fiscal year. “Tangible net worth” generally means the excess of total assets (certain assets are excluded from this determination) over total liabilities except “subordinated debt,” as that term is defined in the master loan agreement. The tangible net worth covenant is only measured on an annual basis at the end of each of our fiscal yeas. We are also required to maintain “tangible owner’s equity,” as that term is defined in our loan agreements, of at least 50% beginning at the end of the 24th month following the completion date of our plant. We are further required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00, measured initially at the end of the 12th month following the completion date of our plant.

As of December 31, 2007, we failed to comply with the working capital maintenance requirement in our master loan agreement with our lender F&M Bank — Iowa, as we only had approximately $2,600,000 in working capital, excluding the long-term debt that has been classified as a current liability but is not contractually due within twelve (12) months. We have been in communication with our lender as to the steps we need to take to resolve this situation, including raising additional capital through an offering of our membership units. However, our lender has not granted us a waiver for our failure to comply with our working capital covenant for our quarter ended December 31, 2007. As of our fiscal year ended September 30, 2007, we also failed to comply with the tangible net worth covenant in our master loan agreement. The tangible net worth covenant is only measured on an annual basis at the end of each fiscal year. Our lender waived our failure to comply with the tangible net worth covenant as of our fiscal year ended September 30, 2007. Although our lender was willing to waive our past failure to comply with the tangible net worth covenant, there is no assurance that our lender will be willing to waive any future non-compliance with this covenant for our fiscal year ended September 30, 2008 or any other covenant with which we fail to comply during the 2008 fiscal year.
We may continue to fail to comply with one or more of our loan covenants during the next 12 months or as of our fiscal year ended September 30, 2008. The working capital covenant requires us to continually maintain at least $4,000,000 in working capital. As of our quarter ended December 31, 2007, we failed to comply with our working capital covenant and we currently project that we failed to comply with the working capital covenant as of January 2008. Unless we are able to raise additional capital, through an offering of our membership units or otherwise, we project that we will continue to fall short of this working capital requirement. We may also fail to comply with the covenants that will be measured in later periods during our 2008 fiscal year. We were required to have tangible net worth, as defined in our loan agreements, of at least $21,500,000 at the time of closing on our loan agreements, and thereafter, we are required to maintain tangible net worth, as measured at the end of each fiscal year, equal to our tangible net worth as of the previous fiscal year end plus the lesser of (i) $500,000 or (ii) the amount of our retained earnings at the end of the current fiscal year. We failed to comply with this covenant as of our fiscal year ended September 30, 2007 and it is possible that we may again fail to comply with this covenant as of our fiscal year ended September 30, 2008. The fixed charge coverage ratio with which we must comply will be measured initially at the end of the 12th month following completion of construction of our plant, or approximately April 2008, and measured annually thereafter at each fiscal year end. Our tangible owner’s equity will not be measured until the end of the 24th month following completion of the construction of our pant and annually thereafter.
In the event that we continue to fail to comply with one or more of these covenants, there can be no assurance that our lender will be willing to waive such non-compliance during the next 12 months and as of our 2008 fiscal year ended September 30, 2008. Failure to comply with any one or more of the working capital, tangible net worth, tangible owner’s equity, or fixed charge coverage ratio covenants constitutes an event of default under our loan agreement. During the occurrence of an event of default, our loan agreements entitle our lender to take any one or more remedies, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon or taking possession of and/or foreclosing on any of the collateral which secures our debt financing. A declaration of default under the loan agreements could have a material adverse impact on the Company’s financial condition and results of operations and could result in the acceleration of payments due under the agreement or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the steps we need to take to resolve these situations, including the need to raise additional capital through an offering of our membership units. However, no assurances can be given that these steps will satisfy our lenders and prevent acceleration of payments, imposition of higher interest rates or default. In such event, we may be forced to shut down plant operations, either temporarily or permanently. Our past and projected non-compliance with our loan covenants has caused doubts about our ability to continue as a going concern. See Note H under “FINANCIAL STATEMENTS” contained in Item 1 of this report.

In connection with our financing agreements with F & M Bank — Iowa, we executed a mortgage and a security agreement in favor of F & M Bank — Iowa granting a security interest in all of our assets, including our real estate, our plant, fixtures located on our property, any rent or income we might receive in connection with the use or occupancy of our land, and all of our personal property. We executed an amended and restated mortgage in connection with the execution of the amended and restated loan documents discussed above. This security interest secures our obligations under the loan agreements, including the construction loan, the term loan, the revolving term loan, and the revolving line of credit loan.
Government Programs and Grants
We have also been awarded additional debt financing in the amount of $400,000 with the Iowa Department of Economic Development (IDED), $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in 60 monthly installments of $5,000. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation of certain jobs. These loans are secured by a security interest in an irrevocable standby letter of credit. We recently received the $400,000 in debt financing from IDED on January 18, 2008, subsequent to the period covered by this report.
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
Additional Capital
We believe that we will need to raise additional capital in addition to utilizing cash flow from our credit facilities and our continuing operations in order to fund our operations during the next 12 months and to comply with the covenants contained in our financing agreements with F&M Bank - Iowa, including the working capital covenant which requires us to continually maintain working capital in the amount of $4,000,000. After evaluating our options, our board of directors may determine that we should attempt to obtain additional funds to operate our plant during the next 12 months by attempting to raise additional capital through the issuance of our membership units through one or more private placements. In such event, however, there is no guarantee that such an offering of our membership units would be successful in raising the necessary capital. Current market conditions in the biodiesel industry, including high feedstock costs, may make it difficult or impossible to raise the necessary amount of additional capital through an offering of membership units. Additionally, the going concern opinion contained in Note H of Item 1 of this report may make our membership units an unattractive investment to some prospective investors. See “FINANCIAL STATEMENTS” and “RISK FACTORS.” The board of directors also intends to seek out and evaluate additional options for raising capital other than a private placement of membership units. If we were unable to raise the necessary capital, whether through an offering of membership units or otherwise, we could be forced to shut down the plant, either temporarily or permanently, and if, as a result of our failure to raise the necessary capital, we continue to fail to be in compliance with one or more of our loan covenants contained in our financing agreements, our lender may be entitled to accelerate the payments due under our loan agreements or foreclose its lien or security interest in the assets securing our loans. Accordingly, our members could lose some or all of their investment in the Company.
Distribution to Unit Holders
As of December 31, 2007, the board of directors of the Company had not declared any dividends.
Results of Operations
Financial Summary and Analysis of the Quarter Ended December 31, 2007

The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended December 31, 2007:

	Quarter Ended
	December 31, 2007
Income Statement Data	Amount	Percent
Revenues	$17,894,803	100.00%

Cost of Sales	$19,108,588	106.78%

Gross (Loss)	$(1,213,785)	(6.78)%

Operating Expenses	$688,624	3.85%

Operating (Loss)	$(1,902,409)	(10.63)%

Other Income (Expense)	$(593,139)	(3.31)%

Net (Loss)	$(2,495,548)	(13.95)%
We incurred a net loss of $2,495,548 for the quarter ended December 31, 2007. Since we only became operational in April 2007, we do not yet have comparable income, production and sales data for quarter ended December 31, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our quarter ended December 31, 2006 and our quarter ended December 31, 2007, it is important that you keep this in mind.
Revenues
Revenues from operations for the quarter ended December 31, 2007 totaled $17,894,803. Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin. Net sales of biodiesel, including the related blenders’ credit, totaled $17,125,472 or 95.7% of our revenues and sales of crude glycerin totaled $639,825 or 3.6% of our revenues for the quarter ended December 31, 2007. Included within our revenues are $3,476,824 in incentives we have received or which are receivable from certain federal government incentive programs for the sale of biodiesel.
Cost of Goods Sold
Our cost of goods sold from the production of biodiesel and glycerin are primarily made up of soybean oil, animal fats, energy expenses (natural gas and electricity), labor, depreciation and chemicals. Cost of goods sold for our products for the quarter ended December 31, 2007 was $19,108,588, or 106.78% of our revenues. Our costs of goods sold exceeded our revenues by $1,213,785. This is due in part to the high costs of soybean oil and animal fats that the biodiesel industry has been experiencing in 2007, and also the expensing of $1,961,153 of loss due to our accounting for derivative instruments. This hedging loss consisted of a realized loss of $722,173 and an unrealized loss of $1,238,980. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Commodity Risk Protection.”
The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Accordingly, if feedstock costs continue to increase, the cost of sales on a per gallon sold basis could increase during the 2008 fiscal year. The USDA has predicted the number of soybean acres planted may decrease, which may increase competition for soybean oil. Further, national biodiesel production capacity is expected to continue to increase, creating additional demand for feedstock and other inputs necessary to the production of biodiesel. Increases in demand for feedstock and other inputs could place upward pressure on feedstock and input costs. As the margin between biodiesel prices and feedstock costs narrows, our profit margins decrease. Accordingly, additional increases in the price of soybean oil, animal fat, or other inputs could have a negative impact on our cost of goods sold.

In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Operating expenses for quarter ended December 31, 2007 totaled $688,624 or 3.85% of our revenues. Our operating expenses are primarily due to $88,604 of professional fees and $600,020 in general and administrative expenses.
Other Income (Expenses)
We received interest income in the amount of $16,365 and incurred interest expense in the amount of $609,504 for the quarter ended December 31, 2007. Our total other expenses for the fiscal year ended December 31, 2007 was $593,139.
Cash Flows
Cash Flow from Operating Activities
Net cash flow used in operating activities for the quarter ended December 31, 2007 totaled $826,849. This was the result of an operations loss before depreciation of $1,857m699 being partially offset by a $1,030,850 reduction in working capital.
Cash Flow from Investing Activities
Net cash flow provided by investing activities for the quarter ended December 31, 2007 totaled $461,517, all of which was comprised of sales tax refund payments related to our purchase of equipment for our plant. Such tax refund Payments were made pursuant to the Iowa Department of Economic Development’s High Quality Job Creation Program under which we were eligible for certain tax incentives, including refunds of sales tax paid in connection with the construction of our biodiesel plant.
Cash Flow from Financing Activities
Net cash used in financing activities for the quarter ended December 31, 2007 totaled $499,978, all of which was utilized to make payments on our long-term debt financing with our lender, F&M Bank — Iowa. See “Debt Financing” above for more information on our financing agreements with F&M Bank — Iowa.
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

Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soy oil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.
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
We will be subject to oversight activities by the EPA. We have obtained an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa and EPA environmental rules are subject to change, and any such changes could result in greater regulatory burdens on our plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant. If successful, such claims could result in an adverse effect on our ability to operate and profit from our biodiesel production.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Risk factors are discussed in our annual report on Form 10-KSB. The risks described in our annual report on Form 10-KSB are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report on Form 10-KSB. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the annual report on Form 10-KSB.
The decreasing availability and increasing price of soybean oil and animal fats may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.
Our results of operations and financial condition are significantly affected by the cost and supply of feedstock, including soybean oil and animal fats. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. A January 2008 Oil Crops Outlook report issued by the United States Department of Agriculture (USDA) reported that prices for soybeans and soybean oil have reached all-time record highs. The USDA reported that the July 2008 futures contract for soybeans surpassed $13.40 per bushel, breaking the previous record of $12.90 per bushel set in June 1973. We expect increasing soybean prices to cause the cost of soybean oil to increase. According to the USDA, the September 2008 futures contract for soybean oil is at 54.2 cents per pound, which surpasses the record set in October 1974 or 51 cents per pound. According to the USDA’s National Weekly Ag Energy Round-up report, the cost of crude soybean oil in Iowa for the week of February 1, 2008 was even higher, ranging from 49.72 to 51.97 cents per pound. Our plant is capable of using alternate feedstocks, such as animal fat. However, demand and prices are increasing for alternative feed stocks as well. In a November 14, 2007 report, the USDA predicted that lard and edible tallow prices will increase in the 2007-2008 marketing year to 35 to 39 cents per pound for lard and 34 to 38 cents per pound for edible tallow. Additionally, we expect the demand for feedstock from the biodiesel industry to continue to expand. The National Biodiesel Board estimates that as of January 25, 2008, 171 biodiesel plants were currently operating in the United States with a combined production capacity of approximately 2.24 billion gallons per year. The National Biodiesel Board further estimates that another 57 plants were under construction or expansion in the United States as of January 25, 2008 which, if completed, would add another 1.23 billion gallons to U.S. biodiesel production capacity. We expect increases in demand for feedstock (including soybean oil and animal fats) related to increasing production capacity to place upward pressure on the cost of feedstock. If we cannot obtain adequate supplies of feedstock, we may be forced to temporarily shut down the plant. Temporary shut downs and increased feedstock prices may reduce our revenues from operations and the value of our member’s investment.
The loans agreements under which we obtained financing for the construction of our biodiesel plant contain restrictive covenants.
We have undertaken significant borrowings to finance the construction of the biodiesel plant. Our loan agreements with our lender contains restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital Resources.” Failure to comply with these covenants constitutes an event of default under our loan agreements. As of our quarter ended December 31, 2007, we were not in compliance with the working capital requirement contained in our master loan agreement, which requires us to continually maintain at least $4 million in “working capital,” as that term is defined in our master loan agreement. We also believe that we failed to comply with the working capital covenant for January 2007 and we currently project that we may continue to fail to comply with the working capital covenant in the future if we are unable to obtain additional capital. We have been in communication with our lender as to the steps we need to take to resolve these situations, including raising additional capital through an offering of our membership units. At this time, our lender has not agreed to waive our failure to comply with the working capital maintenance requirements in our master loan agreement. No assurances can be given that we will be in compliance with any of the loan covenants contained in our loan agreements at any time during the 2008 fiscal year or as of the 2008 fiscal year end.

Additionally, no assurance can be given that our lender will be willing to waive any such non-compliance with one or more of these loan covenants during the 2008 fiscal year or as of the 2008 fiscal year end. A declaration of default under the loan agreements could have a material adverse impact on the Company’s financial condition and results of operations and could result in the acceleration of payments due under the agreement, imposition of higher interest rates or default, or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets.
We may be unable to raise additional capital in the event our funds from operations and our credit facilities are insufficient to fund our operations for the next twelve months.
We believe that it will be necessary to raise additional capital in order to fund plant operations and to otherwise comply with the covenants contained in our financing agreements with our lender during the next 12 months. The board of directors may decide to attempt to raise additional capital through one or more private placements; however, it will also seek out and evaluate other options to raise the necessary capital. In such event our board of directors decides to conduct an offering of our membership units, there is no guarantee that such an offering would be successful in raising the desired capital. The going concern issues addressed by our auditor in Note H to the financial statements contained in Item 1 to this report may also make our membership units unattractive to some potential investors. See “FINANCIAL STATEMENTS.” Further, due to current market conditions in the biodiesel industry, such as the increasing costs of soybean oil, animal fats, and methanol, and increased competition for the sale of our biodiesel, we may not be able to attract sufficient numbers of investors to provide us with the necessary amount of additional capital. In the event we are unable to raise any necessary capital, through an offering of membership units or otherwise, we may be forced to shut down the plant, either temporarily or permanently, or we may be unable to comply with the loan covenants contained in our financing agreements, which could constitute a default under our loan agreements entitling our lender to accelerate payments under our loan agreements or foreclose its lien or security interest in the assets securing the loans.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value.
As discussed in the accompanying financial statements, our past and projected non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has caused doubts about our ability to continue as a going concern. See Note H under “FINANCIAL STATEMENTS” contained in Item 1 of this report. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. As of December 31, 2007, we failed to comply with the working capital covenant contained in our financing agreements, which requires us to continually maintain working capital in the amount of $4 million. Additionally, we failed to comply with our tangible net worth covenant as of our fiscal year ended September 30, 2007. Our lender agreed to waive our failure to comply with our tangible net worth covenant as of September 30, 2007, but not our failure to comply with the working capital requirement through our quarter ended December 31, 2007. Further, we project that we may continue to fail to comply with one or more of our loan covenants, including the working capital covenant, either continually or periodically throughout the Company’s 2008 fiscal year unless adequate amounts of additional capital are raised. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. We have been in communication with our lender as to the steps we need to take to resolve these situations, but there can be no assurance that our lender will waive any failure to comply with any one or more of the loan covenants during the 2008 fiscal year or as of the 2008 fiscal year end. In the event our lender declares a default under the loan agreements and elects to accelerate our payments under the loan documents or take possession of and/or foreclose its security interest in our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.

Doubts about our ability to continue as a going concern and current market conditions and prices may make it difficult to raise any desired capital in the future.
As discussed in the accompanying financial statements, our past and projected non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has caused doubts about our ability to continue as a going concern. See Note H under “FINANCIAL STATEMENTS.” In order to fund our operations for the next 12 months and to comply with the loan covenants contained in our financing agreements with our lender, our board of directors believes that it may be necessary to raise additional capital in addition to utilizing cash flow from continuing operations and our credit facilities. Our board of directors may determine to attempt to raise additional capital by selling additional units in the Company through one or more private placement offerings. However, in such event, the doubts relating to our going concern expressed by our auditor in the September 30, 2007 financial statements may make it difficult to raise the necessary capital. Current market conditions and prices, including high feedstock costs, may also make our membership units an unattractive investment to some investors. See “MANAGEMENT’S DISCUSSION AND ANALYSIS.” Our board of directors intends to seek out and evaluate alternative options for raising capital; however, there is no assurance that the Company will have any viable alternatives to attempting to raise money through an offering of our units. If we are unable to raise any additional capital deemed necessary by our board of directors, our members could lose some or all of their investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of October 1, 2007 through December 31, 2007. None of our membership units were purchased by or on behalf of Central Iowa Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Central Iowa Energy during the period covered by this report.
Item 3. Defaults Upon Senior Securities.
For the period covered by this report, we were in default of the working capital covenant contained in our master loan agreement with our lender, F&M Bank — Iowa. Under our master loan agreement, we are required to continually maintain working capital of at least $4,000,000. Under our master loan agreement, “working capital” generally means the Company’s current assets less the Company’s current liabilities, as determined in accordance with Generally Accepted Accounting Principles. As of December 31, 2007, we only had approximately $2,600,000 in working capital. Failure to comply with the working capital covenant constitutes an event of default under our master loan agreement, entitling our lender to exercise any one or more of its remedies, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon or taking possession of and/or foreclosing on any of the collateral which secures our debt financing. See “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources — Debt Financing.”
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

CENTRAL IOWA ENERGY, LLC
Date: February 14, 2008	/s/ John E. Van Zee
John E. Van Zee
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2008	/s/ Kimberly Smith
Kimberly Smith
Chief Financial Officer (Principal Financial and Accounting Officer)