Form 10QSB
period 2008-03-31
Central Iowa Energy, LLC
filed 2008-05-15
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2008
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from  _____  to  _____
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
As of May 1, 2008 there were 26,672 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CENTRAL IOWA ENERGY, LLC
Condensed Balance Sheets

	March 31,	September 30,
	2008	2007
	(Unaudited)

ASSETS

Current Assets
Cash and equivalents	$550,545	$2,268,725
Due from Broker	243,097	326,072
Trade accounts receivable — related party	775,275	1,159,184
Federal incentive receivable	1,453,936	1,049,262
Sales tax refund receivable	—	461,517
Prepaid expenses	135,444	105,851
Inventories	9,175,298	5,896,934

Total current assets	12,333,595	11,267,545

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,563,620	32,563,620

	40,913,634	40,913,634
Less accumulated depreciation	2,514,679	1,248,326

Net property and equipment	38,398,955	39,665,308

Other Assets
Financing costs, net of amortization	364,242	383,755

Total Assets	$51,096,792	$51,316,608

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$25,975,160	$26,641,539
Revolving line of credit	4,100,000	1,600,000
Derivative instruments	345,459	719,482
Accounts payable	3,292,263	1,096,370
Accounts payable — related party	438,997	365,125
Accrued interest payable	158,299	204,092
Accrued expenses	224,726	87,438

Total current liabilities	34,534,904	30,714,046

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(8,032,232)	(3,991,558)

Total members’ equity	15,816,888	19,857,562

Total Liabilities and Members’ Equity	$51,096,792	$51,316,608

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$12,932,544	$—
Federal incentives	2,142,651	—

	15,075,195	—

Cost of Goods Sold	15,214,944	—

Gross (Loss)	(139,749)	—

Operating Expenses
Professional fees	91,690	102,444
General and administrative	774,433	269,543

Total	866,123	371,987

Operating (Loss)	(1,005,872)	(371,987)

Other Income (Expenses)
Interest income	4,953	6,759
Interest (expense)	(544,207)	—

Total	(539,254)	6,759

Net (Loss)	$(1,545,126)	$(365,228)

Weighted Average Units Outstanding	26,672	25,647

Net (Loss) Per Unit — Basic and Diluted	$(57.93)	$(14.24)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$27,350,523	$—
Federal incentives	5,619,475	—

	32,969,998	—

Cost of Goods Sold	34,323,532	—

Gross (Loss)	(1,353,534)	—

Operating Expenses
Professional fees	180,294	127,154
General and administrative	1,374,453	285,319

Total	1,554,747	412,473

Operating (Loss)	(2,908,281)	(412,473)

Other Income (Expenses)
Interest income	21,318	10,833
Interest (expense)	(1,153,711)	—

Total	(1,132,393)	10,833

Net (Loss)	$(4,040,674)	$(401,640)

Weighted Average Units Outstanding	26,672	25,509

Net (Loss) Per Unit — Basic and Diluted	$(151.49)	$(15.75)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Cash Flows

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (loss)	$(4,040,674)	$(401,640)
Adjustments to reconcile net (loss) to net cash from operations:
Depreciation and amortization	1,285,866	3,717
Membership units earned but not issued	—	10,000
Change in assets and liabilities
Due from broker	82,975	—
Accounts receivable	383,909	—
Other receivable	(404,674)	—
Inventories	(3,278,364)	(391,158)
Prepaid expenses	(29,593)	(89,636)
Derivative instruments	(374,023)	—
Accounts payable	2,269,765	590,516
Accrued expenses	137,288	—
Accrued interest payable	(45,793)	—

Net cash (used in) operating activities	(4,013,318)	(278,201)

Cash Flows from Investing Activities
Capital expenditures	—	(14,745,989)
Sales tax refund from equipment purchases	461,517	—
Purchase of land	—	(25,582)

Net cash provided by (used in) investing activities	461,517	(14,771,571)

Cash Flows from Financing Activities
(Decrease) in checks drawn in excess of bank balance	—	(216,613)
Proceeds on revolving line of credit	2,500,000	—
Proceeds from long-term debt	400,000	16,009,920
Payments for long-term debt	(1,066,379)	—
Payments for financing costs	—	(79,009)
Member contributions	—	600,000
Other	—	(30,000)

Net cash provided by financing activities	1,833,621	16,284,298

Net Increase (Decrease) in Cash	(1,718,180)	1,234,526

Cash and cash equivalents — Beginning of Period	2,268,725	—

Cash and cash equivalents — End of Period	$550,545	$1,234,526

Supplemental Disclosure of Cash Flow Information,
Cash payments for interest, net of amount capitalized	$1,179,991	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in accounts payable	$—	$3,469,927

Amortization of financing costs included in construction in progress	$—	$22,316

Financing costs included in accounts payable	$—	$3,797

Accrued interest included in construction in progress	$—	$293,913

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
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
ACCOUNTS RECEIVABLE — Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at March 31, 2008.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at March 31, 2008.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
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
The Company enters option contracts in order to reduce the risk caused by market fluctuations of soybean oil, home heating oil, and natural gas. These contracts are used to fix the purchase price of the Company’s anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The unrealized loss related to derivative contracts is recorded as a separate liability on the balance sheets as of March 31, 2008. There was no activity for the six months ended March 31, 2007. The following amounts have been included in cost of goods sold in the three and six month periods ended March 31, 2008.

	Three Months	Six Months
Realized loss	$1,300,434	$2,022,607
Change in unrealized loss	(864,957)	374,023

	$435,477	$2,396,630

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
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the six months ended March 31, 2008 and 2007 was $19,513 and $0, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS — The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and equivalents, due from broker, receivables and accounts payable approximates the fair value because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair value of the derivate instruments is based on quoted prices in active exchange-traded or over-the-counter markets.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
DEFERRED GRANT FINANCING — Pursuant to a private redevelopment agreement dated November 21, 2006, Jasper County agreed to construct sewer improvements for the Company’s biodiesel project site. The agreement authorizes the County to finance these improvements through the issuance of bonds or notes. In return for these improvements, the Company was required to construct a thirty million gallon per year biodiesel plant requiring a total investment of at least $38,000,000 and to create at least twenty new full-time jobs at our plant and maintain such jobs until June 30, 2015. Also, the Company was required to enter into an assessment agreement with Jasper County to establish a minimum actual value of our property and related improvements for the purposes of the calculation and assessment of our real property taxes. In the event of default the Company would be required to pay the County for the improvements. For financial statement purposes the costs of the improvements have been capitalized in land improvements and the obligation will be shown as a long-term liability until the obligation is reduced or expires.
NOTE B: INVENTORIES
Inventories consist of the following as of March 31, 2008:

Raw materials	$2,753,646
Work in process	155,988
Finished goods	6,265,664

Total	$9,175,298

NOTE C: RELATED PARTY TRANSACTIONS
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. From the date the Company began the sale of biodiesel for a period of six months thereafter, the Company paid a per gallon fee based on the number of gallons the Company sold during the month for which the fee is computed. Now, we pay a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. The term of the agreement continues until three years after the end of the first month in which the Company begins producing biodiesel, and shall continue thereafter unless and/or until one party provides a written notice of termination to the other party at least 12 months prior to termination date. Either party may terminate the agreement for causes as defined in the agreement. The total expense under the agreement was approximately $437,000 and $703,000 for the three and six month periods ended March 31, 2008, respectively. There was no expense under the agreement during the three and six months periods ended March 31, 2007. The accounts payable for fees under the agreement was approximately $439,000 at March 31, 2008.
NOTE D: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company is required to make monthly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note is secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continues to be required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continues to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. As of March 31, 2008, approximately $4,100,000 was outstanding under the revolving line of credit. In April 2008 the Company received a notice from the lender that the interest rate would be increased by 2% due to it’s default under the loan agreement (See Note H).

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
NOTE E: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at March 31, 2008:

Mortgage Term Note payable to F & M Bank — Iowa — See details below	$20,478,405

Iowa Department of Economic Development — See details below	400,000

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment.	96,755

$25,975,160

Due to the going concern issues addressed in Note H the debt has been classified as current.
The term loan requires monthly principal and interest payments of $273,403 commencing June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the term revolving loan agreement as of March 31, 2008.
The agreements provide for several different interest rate options including variable and fixed options (6.415% variable on the term note and revolving line of credit note, as of March 31, 2008). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’ equity, measured quarterly. The notes are secured by essentially all of the Company’s assets. In April 2008 the Company received a notice from the lender that the interest rate would be increased by 2% due to it’s default under the loan agreement (See Note H).
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
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereas the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 19 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The note is due in monthly installments of $5,000 beginning May 2008.
NOTE F: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the six months ended March 31, 2008 and 2007, was $10,996 and $0, respectively.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
NOTE G: COMMITMENTS AND CONTINGENCIES
Purchase Contracts
The Company’s forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, and, therefore, unrealized gains and losses on these contracts are not recognized in the Company’s financial statements. The Company has forward soybean oil contracts to purchase approximately 2,620,000 pounds of soybean oil through April 2008 under unpriced basis contracts.
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
NOTE H: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2008, the Company has generated significant net losses of $4,040,674 and experienced significant increases in the input costs for its products, despite historically high biodiesel sales prices. In an effort to increase profit margins and reduce losses, the Company plans to increase its production of animal fat-based biodiesel and decrease its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. It further intends to utilize corn oil as an alternative to soybean oil to the extent possible. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company has been exporting its biodiesel internationally, which the Company anticipates will return greater profits than domestic biodiesel sales. Furthermore, the Company may scale back the rate at which it produces biodiesel.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. The Company failed to comply with the working capital covenant as of March 2008 and it is projected that the Company may continue to fail to comply with one or more of the loan covenants, including the working capital covenant, throughout the Company’s 2008 fiscal year. This raises doubts about whether the Company will continue as a going concern.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008 and 2007
On April 3, 2008 the Company was officially notified by the lender that they were in default under the loan agreement, and on April 24, 2008 the Company received written notice from the lender that the interest rate on all of the Company’s credit facilities with the lender would be increased by 2% effective June 1, 2008 (the “Rate Notice”). The Rate Notice provides that the lender has agreed to temporarily forebear from exercising some of its rights and remedies under the loan agreements pending additional information and performance by the Company. However, in the future it is possible that the lender may elect to exercise one or more of the other remedies provided under the loan agreements and by applicable law, including, without limitation, acceleration of the due date of the unpaid principal balance outstanding on the Company’s loans and all accrued but unpaid interest thereon, or foreclosure of the Lender’s mortgage and security interest in the Company’s real and personal property. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
The Rate Notice indicated that the lender expects the Company to acquire additional capital in an amount sufficient to cure the Company’s default under the loan agreements within a period of approximately ninety days following the Company’s receipt of such notice. Accordingly, Management plans that it will attempt to raise approximately $7 million in equity capital to comply with its loan covenants and to provide for adequate cash reserves by issuing additional membership units in the Company through one or more private placements. However, there is no assurance that the Company will be able to successfully raise the necessary amount of capital or raise such capital within the timeframe desired by the lender. The Company also intends to explore and evaluate alternative options for raising capital.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us may include:
•	Changes in interest rates or the availability of credit;

•	Our ability to raise additional equity capital proceeds;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;

•	Fluctuations in petroleum and diesel prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Competition with other manufacturers in the biodiesel industry;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives;

•	Failure to comply with loan covenants contained in our financing agreements;

•	Our ability to generate profits; and

•	Other factors described elsewhere in this report
We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report, the documents that we reference in this report, and the documents we have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Central Iowa Energy, LLC was formed as an Iowa limited liability company on March 31, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant and engaging in the production of biodiesel near Newton, Iowa. References to “Central Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Central Iowa Energy, LLC.
Since April 2007, we have been engaged in the production of biodiesel and its primary co-product, glycerin. We received our certificate of substantial completion for our biodiesel plant from our design-builder, Renewable Energy Group, Inc., on April 5, 2007. After having our biodiesel tested on April 18, 2007 to certify that it meets the American Society of Testing and Materials (“ASTM”) standards, we sold our first shipment of biodiesel on April 20, 2007. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion. In November of 2007, our plant earned BQ-9000 Accreditation from the National Biodiesel Board and National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality assurance program which demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable ASTM specifications.
Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year. During the period covered by this report, we operated at an average of approximately 60% of our nameplate capacity due to lack of demand for biodiesel and high input costs. We are currently producing biodiesel from both vegetable oil, including soybean oil and corn oil, and animal fats. Our facility has the capability to pretreat crude vegetable oils and animal fats. We have engaged Renewable Energy Group, Inc. (“REG”) to manage and direct the general operations of our plant pursuant to our Management and Operational Services Agreement executed in August 2006.
Our revenues are derived primarily from the sale and distribution of our biodiesel and glycerin throughout the continental United States and abroad. We rely upon REG to procure our feedstock and chemical inputs necessary for the operation of our plant and to market our biodiesel and glycerin. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the costs of our feedstock and operating costs. Our revenues are generally impacted by such factors as the available supply and demand for biodiesel, the price of diesel fuel (with which biodiesel prices often correlate), general economic conditions, the weather, our dependence on one major customer who markets and distributes our products, the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.

We incurred a net loss of $1,545,126 for the quarter ended March 31, 2008. The biodiesel industry has experienced significant increases in the costs of inputs, such as soybean oil and animal fats. Increasing feedstock costs have made profit margins small or nonexistent in the biodiesel industry. In an effort to increase our profits and reduce losses over the next 12 months, we plan to increase the percentage of biodiesel produced from animal fats and decrease our production of biodiesel from soybean oil. We have also recently started to utilize corn oil as an alternative feedstock. We anticipate that both animal fats and corn oil will be less costly to acquire than soybean oil. Additionally, through our biodiesel marketer, REG, we have been exporting our biodiesel internationally, which we believe will return greater profits than domestic biodiesel sales. However, there is no guarantee that we will be able to achieve any one or more of these goals or that the achievement of such goals will result in increased profits and decreased losses.
Because we have only been operational since April 2007, we do not yet have comparable income, production and sales data for our quarter ended March 31, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the three months ended March 31, 2008 and the three months ended March 31, 2007, it is important that you keep this in mind.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months (1) operating our plant and engaging in the production of biodiesel; (2) procuring inputs for biodiesel production; and (3) marketing our biodiesel and its primary co-product, glycerin.
We also intend to raise additional equity capital within the next several months. On April 3, 2008, subsequent to the period covered by this report, we received written notice from our lender indicating that we are in default under our financing agreements due to our failure to maintain sufficient amounts of working capital. On April 24, 2008, we received written notice from our lender that the interest rate on our outstanding credit facilities would be increased by 2.0% effective as of June 1, 2008 due to our default under our loan agreements. Based on discussions with our lender, we anticipate that we must acquire approximately $7 million in additional cash equity in order to bring us into compliance with the working capital covenant contained in our financing agreements and to provide adequate cash reserves in an amount satisfactory to our lender. In its April 24th notice, our lender instructed us that we need to acquire this additional cash equity within a period of approximately ninety (90) days from the date we received the notice. We plan to attempt to raise additional capital through one or more private placement offerings of our membership units. Our board of directors is also exploring and evaluating alternative options for raising capital. See “Liquidity and Capital Resources — Events of Default.”
Plant Operations
For the period ended March 31, 2008, we produced approximately 4,423,767 gallons of biodiesel and sold approximately 3,686,198 gallons of biodiesel. During the period covered by this report, we operated at an average of approximately 60% of our nameplate capacity due to decreased demand for biodiesel and high feedstock costs. On multiple occasions during the quarter ended March 31, 2008, we temporarily ceased operations for several days at a time, due to lack of feedstock, high product inventory, maintenance and logistical activities, or a combination of one or more of the foregoing. We are no longer continuously operating our facility. Instead, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. We expect to continue operating in this manner for the foreseeable future.
During April 2008, we operated at approximately 70% of our nameplate capacity and we expect to operate at an average of approximately 90% of our nameplate capacity throughout the third quarter of fiscal year 2008. We expect this increase in production to result generally from increased seasonal biodiesel demand and, more specifically, increased use of animal-fat based biodiesel, which is less costly for us to produce than soybean oil-based biodiesel. REG has also been marketing our biodiesel to international markets and we expect strong export demand to help increase our production rate. However, there are no assurances that we will be able to operate at such capacity throughout the third quarter of fiscal year 2008.

Approximately 84% of our biodiesel sold in the period ended March 31, 2008 was blended with animal fat. Animal fat is currently easier and less expensive to acquire than soybean oil and, accordingly, we plan to continue to increase our production of animal fat-based biodiesel. A disadvantage to producing animal-fat based biodiesel is that it has a tendency to gel at higher temperatures than biodiesel produced from other feedstocks, such as soybean oil. Accordingly, this can result in decreased demand for animal fat-based biodiesel (relative to other types of biodiesel) in colder climates during the winter months. However, as we move into the spring and summer months, we anticipate that demand for animal-fat based biodiesel will increase. We plan to produce pure animal-fat based biodiesel as well as blends of animal fat-based and vegetable oil-based biodiesel during these months. We hope to decrease our feedstock costs by increasing our use of lower cost animal fats and decreasing our use of high cost soybean oil in our production process. We estimate that up to 75% of the feedstock utilized in the production of biodiesel in the third quarter of fiscal year 2008 could be animal fats. We do not anticipate making any pure vegetable oil-based biodiesel throughout the the third quarter of fiscal year 2008. We have also begun utilizing crude corn oil extracted by dry-mill ethanol plants as an alternative feedstock, which we are able to pretreat at our facility. We expect that corn oil will be a lower cost vegetable oil feedstock alternative, and we hope to be able to substitute it for soybean oil in our biodiesel blends. The amount of corn oil that we will be able to acquire will likely depend upon the rate at which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil. We anticipate that our ability to utilize lower cost feedstocks will help make our biodiesel more price competitive with petroleum-based diesel, in light of historically high petrolum diesel sales prices, thereby increasing sales volume of our biodiesel.
Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The rising price of inputs such as soybean oil and animal fats, however, may make it difficult to satisfy these objectives and there is no assurance or guarantee that we will be able to consistently satisfy these objectives. In the event that market prices and conditions change to the extent that it would not be prudent or profitable to continue to produce biodiesel, we may decide to scale back the rate of our biodiesel production or temporarily cease production of biodiesel at our plant until such market prices and conditions improve.
Operating Budget and Financing of Plant Operations
We expect that in order to cover our operating costs over the next 12 months and to otherwise comply with the loan covenants contained in our financing agreements with our lender, we will need to raise additional equity capital in addition to utilizing the cash flow generated by plant operations, current cash reserves, and our credit facilities. These costs include the cost of feedstock, chemical inputs, utilities, other production costs, staffing, office, audit, legal, compliance and working capital costs. Such costs are subject to variance due to a range of factors outside of our control, including, but not limited to, those identified under “Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations” and identified elsewhere in this report.
We have exhausted most of the funds available under our debt facilities and we do not have further commitments for additional credit facilities from any lender. In the future, it is possible that our board of directors may deem it necessary for the Company to seek additional debt facilities to fund operations, depending on available working capital and the amount of funds generated from future operations. See “Liquidity and Capital Resources — Debt Financing.”
We have received written notice from our lender that we are in default under our debt financing agreements as a result of our failure to maintain sufficient amounts of working capital, and our lender has instructed us that we must obtain additional cash equity in the near future in order cure such default. At this time, management plans that the Company will conduct one or more offerings of its membership units to raise approximately $7 million in additional capital. There is no guarantee, however, that an offering of membership units will be successful or that we will be able to raise capital in the time frame desired by our lender. Our board of directors also intends to explore and evaluate alternative options for raising capital. If, as a result of our failure to raise sufficient amounts of equity capital, we continue to be in default under our financing agreements, our lender may elect to accelerate the payments due under our loan agreements or foreclose its lien or security interest in the assets securing our loans. See “Liquidity and Capital Resources — Events of Default.”

Plant Management, Feedstock Procurement and Marketing
Renewable Energy Group, Inc. (“REG”) provides management, feedstock procurement and marketing services for our facility pursuant to a Management and Operational Services Agreement dated August 22, 2006. Pursuant to our agreement with REG, REG is required to provide for the overall management of our plant, place a general manager and an operations manager at our plant, acquire feedstock and basic chemicals necessary for the operation of the plant, and perform the administrative, human resources, sales and marketing functions for the plant. Our Management and Operational Services Agreement with REG will continue for an initial term of three years after the end of the first month in which we commenced production, which was April 2007, and will be automatically renewed for successive one-year terms unless either party provides written notice of termination at least twelve months in advance of the proposed termination date. The following is a summary of the various services REG provides us under this agreement.
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
Chemical Inputs Procurement. REG is responsible for purchasing and procuring chemical inputs necessary for the production of biodiesel at our plant. With respect to such services, REG will also:
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

REG has provided us with a general manager, Derek Winkel, and an operations manager, Phil Abels, pursuant to the Management and Operational Services Agreement. Our general manager oversees the operation of our facility and has worked closely with our board of directors. He is responsible for directing staff, personnel, and plant operations. Our operations manager is responsible for scheduling our biodiesel production, managing our plant technology and overseeing facility and equipment maintenance.
The functions of the general manager under the Management and Operational Services Agreement are to:
•	Utilize his or her ongoing best efforts to successfully and profitably manage the plant in our best interests;

•	Develop an annual budget for presentation to and approval of our board;

•	Attend meetings of our board and provide information upon its request;

•	Insure that all raw product costs are minimized and that all finished product revenues are maximized;

•	Work with us to formulate our mission and goals;

•	Manage the plant’s resources to efficiently achieve such mission and goals;

•	Manage our duties and rights under agreements with third parties relating to the plant;

•	Assist with regulatory affairs monitoring and compliance;

•	Hire, terminate and replace plant personnel as necessary, and in all cases in accordance with the policies of our board;

•	Management of governmental relations, including the United States Department of Agriculture’s biodiesel programs; and

•	Perform such other duties as may be agreed upon.
The functions of the operations manager under the Management and Operational Services Agreement are to:
•	Plan and schedule biodiesel production to meet our needs and marketing goals;

•	Monitor and improve quality control;

•	Oversee facility and equipment maintenance;

•	Assist with budgeting and the monitoring of labor and other expenses in the operation;

•	Implement processing changes and new technologies as they evolve, and plan for new projects relating to biodiesel production; and

•	Perform such other duties as may be agreed upon.
In exchange for the services described above, we pay REG a monthly fee equal to 5.7 cents per gallon of biodiesel produced at our plant. Under the agreement, REG is also eligible to receive an annual bonus based on the amount of our annual net income. The amount of REG’s bonus may range from 0% to 6% of our annual net income, depending on our performance, but will in no event exceed the amount of $1,000,000.
We began making payments under our Management and Operational Services Agreement following commencement of our operations. We incurred costs of approximately $437,000 under the Management and Operational Services Agreement for the quarter ended March 31, 2008. The amount payable under the Management and Operational Services Agreement as of March 31, 2008 was approximately $439,000.
We are highly dependent upon REG for the successful marketing of our products and the procurement of the feedstock and other inputs necessary for the production of our products. We do not have our own sales force and we do not have any other agreements or relationships with feedstock suppliers. If REG breaches its obligations under the agreement or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel. Similarly, if REG fails to procure adequate supplies of feedstock and chemical inputs, our ability to produce biodiesel will be adversely impacted and we would have no other supplier relationships for the acquisition of such inputs. Accordingly, our lack of a sales force and reliance on REG to procure our inputs and to sell and market our products may place us at a competitive disadvantage. Any loss of our relationship with REG or its inability to successfully market our products or otherwise procure our inputs could have a significant adverse impact on our revenues. Although we expect that we would be able to secure alternative marketers or feedstock suppliers if necessary, we have no agreements with alternative marketers or suppliers at this time and there is no assurance that we would be able to obtain them if necessary.

REG owns and operates its own biodiesel plant in Ralston, Iowa. REG also has plans to construct and operate other biodiesel plants. Accordingly, we must compete with REG for the acquisition of inputs and the sale of our products. Therefore, if REG places the interests of its own biodiesel plants ahead of our interests, our profitability may be negatively impacted.
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
Under this agreement, we pay U.S. Energy a monthly retainer fee of $0.05/MMBtu of natural gas consumed plus pre-approved travel expenses. The fee will increase four percent (4%) per year on the anniversary of the effective date of the agreement. The initial term of the agreement is one year, commencing on June 1, 2007. The agreement will continue for successive one-year terms thereafter unless either party provides prior written notice of termination at least sixty days prior to the annual renewal date. We incurred approximately $36,200 in fees under this agreement for the quarter ended March 31, 2008. The amount payable under our agreement with U.S. Energy as of the quarter ended March 31, 2008 was approximately $15,400.
Administration and Employees
As of March 31, 2008, we had 27 full-time employees. We do not expect to increase or decrease the number of our employees in the near future.
Our current general manager, Derek Winkel, and operations manager, Phil Abels, are employed by REG and placed at our facility pursuant to our Management and Operational Services Agreement. We directly employ all other employees and have sole responsibility for the terms and conditions of their employment. Pursuant to the Management and Operational Services Agreement, REG assists us in hiring and training our personnel and provides human resources and payroll assistance. The compensation and benefits associated with the position of general manager and operations manager are paid by REG. We are responsible for other staff and personnel costs.
Permitting and Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we were required to obtain a number of environmental permits to construct and operate the plant. As of this report, we have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit and boiler permits. We are now subject to ongoing environmental regulations and testing. Thompson Environmental Consulting, Inc. has assisted us in obtaining our required permits and continues to provide us assistance in ongoing permitting matters. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
We are subject to oversight activities by the EPA. We have obtained an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa and EPA environmental rules are subject to change, and any such changes could result in greater regulatory burdens on our plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant. If successful, such claims could result in an adverse effect on our ability to operate and profit from our biodiesel production.

Research and Development
We do not expect to conduct any research and development activities.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil and natural gas, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As of March 31, 2008, the fair value of our derivative instruments relating to certain commodities, including soybean oil and home heating oil, is reflected as a liability on our balance sheet in the amount of $345,459. A loss of $435,477 was also included in our cost of goods sold on our statement of operations for our quarter ended March 31, 2008. This is due primarily to realized and unrealized losses on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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
We do not currently have any forward soybean purchase contracts for the next several months. We are currently relying on cash purchase contracts for soybean oil.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; supply and demand for biodiesel; the price of petroleum-based diesel; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the intensely competitive nature of the biodiesel industry; the passage or removal of, or changes in, legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Additionally, prices for diesel and the costs of feedstock, including soybean oil or animal fats, have been volatile and such fluctuations in the price of feedstock may significantly affect our financial performance. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. The biodiesel industry has been experiencing very high feedstock costs, without corresponding increases in biodiesel prices, thereby causing profit margins to be small or nonexistent.
Our business is sensitive to feedstock costs. The cost of feedstock generally accounts for 70-90% of the cost to produce biodiesel. Any fluctuation in the price of feedstock will alter the return on investment that our members receive. Changes in the price or supply of feedstock are subject to and determined by market forces and other factors over which we have no control, such as crop production, carryout, exports, government policies and programs, and weather. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits. As a result, if the current high costs of feedstock continue to persist, or increase even further, we may be unable to profitably produce biodiesel, requiring us to temporarily or permanently cease production at our plant.
Our plant utilizes soybean oil and animal fats to produce our biodiesel. We have also recently started utilizing corn oil extracted by dry-mill ethanol plants as an alternative to soybean oil. Although our plant may be able to process vegetable oils other than soybean oil, our ability to utilize different types of vegetable oils depends on the ability to gain access to a consistent supply of feedstock at competitive prices that permit us to generate a profit.
The United States Department of Agriculture’s (USDA) March 2008 Oil Crops Yearbook report states that the average February 2008 soybean oil price jumped to 56.7 cents per pound, which is nearly twice as high as one year ago. The USDA indicated that the current price volatility in the soybean oil market is unprecedented. Historically, a price move of 5 cents per pound in one year was considered significant; however, the price of soybean oil in 2008 has already jumped nearly 7 cents per pound from January to March. The USDA’s April 2008 Oil Crops Outlook report, however, reported a drop in soybean oil prices between February and April, with Central Illinois daily values for soybean oil prices falling from their peak of 68 cents per pound in February to approximately 53 cents per pound in early April. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil prices in Iowa for the week of May 2, 2008 were similar, ranging from 52.35 to 54.85 cents per pound. This reduction in price caused the USDA to lower its forecasted soybean oil prices for the 2007-2008 marketing year from a range of 53 to 57 cents per pound to a range of 50 to 54 cents per pound. Such prices, however, remain well above historical averages. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, price fluctuations can have a significant affect on our profit margin on each gallon of biodiesel produced and sold. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, it is possible that we may be forced to temporarily or permanently shut down the plant.
Soybean oil is a co-product of processing, or “crushing,” soybeans. Soybean meal is primarily used as protein meal for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies: Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies crush soybeans based upon demand for livestock feed and they will likely not increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market.
In its April 2007 Oil Crop Outlook report, the USDA forecasted that U.S. farmers intend to plant 74.8 million acres of soybeans in 2008, a significant increase from the 63.6 million acres planted in 2007 and just below the 2006 record of 75.5 million acres. Iowa, Nebraska and South Dakota are likely to realize the greatest increase in soybean acres planted, and most of this expanded acreage is expected to occur as a result of a reduction in the number of corn acres planted. This anticipated increase in soybean acres could place downward pressure on the price of both soybeans and soybean oil. The cold and wet soil conditions that the Midwest has recently been experiencing, which are not conducive to early planting of grain crops like corn, could cause farmers to sow even more acres of soybeans than anticipated. However, other variables, such as increased demand for soybean oil from increased biodiesel production capacity, soybean oil crush capacity, or federal, state and local legislation or incentives, may continue to cause volatility in the soybean oil market.

Although animal fat prices are not currently as high as soybean oil prices, animal fat prices have nonetheless increased well above their historical average. According to the April 2008 issue of Render Magazine, the price for rendered products, such as animal fat, tend to follow the price of vegetable oils such as soybean oil, palm oil and corn oil. Accordingly, as the prices for soybean oil have risen over the past year, so have prices for animal fats. According to the USDA’s April 2008 Oil Crop Outlook report, lard and edible tallow prices for March 2008 were estimated at 46 cents and 48.39 cents per pound, respectively, which are up from 30.75 cents and 24.34 cents per pound one year ago, respectively. Any increase in the price of animal fats will have a negative impact on our costs of goods sold and ability to generate profits.
The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of January 25, 2008 was about 2.24 billion gallons per year. It also estimates that plants under construction and expansion as of January 25, 2008 could add another 1.23 billion gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.47 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 450 million gallons of biodiesel were produced in 2007. Excess capacity in the biodiesel industry may lead to increased competition for inputs. This means we may be either unable to acquire adequate quantities of the inputs that we need or unable to acquire them at economical prices. An increase in the demand for feedstock and other inputs may cause their prices to increase further, which could negatively impact our ability to operate profitably. The combination of excess supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
In addition, if excess production capacity continues to increase, we may also be unable to market our products at profitable prices. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline. Since we have become operational, our revenues have been negatively impacted by the high price of feedstock and difficulties marketing our biodiesel at profitable prices.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In Iowa, the price for B100 biodiesel was approximately $4.99 to $5.20 per gallon for the week of May 9, 2008, according to the USDA’s Weekly Ag Energy Round-Up report, which is up from $3.08 to $3.20 per gallon one year ago. According to the Energy Information Administration, Midwestern diesel fuel prices as of May 5, 2008 averaged approximately $4.10 per gallon. Biodiesel prices have recently reached historical highs and, therefore, have helped, to a certain extent, to offset high input costs, such as soybean oil. However, if biodiesel prices decrease and input costs stay at current levels or increase further, we would expect the profit margin on each gallon of biodiesel produced to further decrease, which could result in increased losses.
Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity and rail cars;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
However, such substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position.

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
The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from recycled agricultural products and animal fats. The effect of VEETC has been to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The VEETC, however, is set to expire on December 31, 2008. There can be no assurances that these tax credits will be extended or that similar tax credits will be enacted in the future.
The RFS, as originally enacted by the Energy Policy Act of 2005, required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, on December 19, 2007, President Bush signed into law the Energy Independence Act which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 and increasing to 36 billion gallons of renewable fuel by 2022. This act contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that this legislation may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by the Energy Independence Act. As of January 25, 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the Energy Independence Act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the Energy Independence Act. We also anticipate that the majority of the renewable fuels utilized to satisfy the expanded RFS created by the Energy Independence Act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
Liquidity and Capital Resources
As of March 31, 2008, we had total current assets of $12,333,595, including $550,545 in cash and cash equivalents, $135,444 in prepaid expenses, and $9,175,298 in inventories. Net property and equipment as of March 31, 2008 was equal to $38,398,955. As of March 31, 2008, we had current liabilities of $34,534,904 and long-term liabilities of $0. Due to the going concern issues addressed in Note H to the financial statements contained in Item 1 of this report, all of our debt has been classified as current. The going concern issues relate to our default under our financing agreements with our lender, F&M Bank, resulting from our failure to comply with the working capital covenant contained therein. See “Events of Default.” Total members equity as of March 31, 2008 was $15,816,888.
Debt Financing
On September 26, 2006, we closed on our $29,000,000 debt financing with our lender, F & M Bank - Iowa. Our financing agreement with F & M Bank (“F&M Bank”) provided for a construction loan in the amount of $27,000,000. The interest rate of the construction loan was a variable base rate equal to 30-day LIBOR rate plus 325 basis points. Interest on the construction loan was paid quarterly. On May 1, 2007 following the completion of the construction of our plant (the “conversion date”), the construction loan was segmented into two credit facilities. The first is a $5,000,000 revolving term loan to be used for cash and inventory management. The second is a $22,000,000 term loan. We were able to obtain advances pursuant to the construction loan up until the date of conversion. All outstanding accrued interest was required to be paid in full on the conversion date.

The $22,000,000 term loan has an interest rate with a variable base rate equal to 30-day LIBOR plus 325 basis points. However, in the event that we are in compliance with all of our loan covenants, we will be eligible for a variable interest rate adjustment if we achieve certain levels of tangible owner’s equity, as defined in the financing agreement. Tangible owner’s equity means the Company’s tangible net worth divided by total assets, measured annually at the end of each fiscal year and expressed as a percentage. Additionally, we may have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of our lender. The fixed rate loan, however, is not eligible for the interest rate adjustments described above. As of our quarter ended March 31, 2008, there was a principal balance of approximately $20,478,400 on the term loan.
We are required to make equal monthly payments of principal and interest on the term loan until the maturity date, which is the date that is five years following the date of conversion, or approximately May 1, 2012. The payments are in an amount necessary to fully amortize the outstanding principal and accrued interest over a period of 10 years. On the maturity date, we may request the lender to renew the term loan for another five-year term. However, the lender is not required to renew the term loan.
We may make advances under the term revolving loan up to the amount of $5,000,000 to be used for cash and inventory management purposes. We pay interest on the term revolving loan each month. The term revolving loan bears interest at a rate equal to LIBOR plus 325 basis points and will be eligible for the variable interest rate adjustments described above. The term revolving loan will expire on the maturity date, which is the date that is five years from the conversion of the construction loan into the term revolving loan, or approximately May 1, 2012. On the maturity date, any unpaid principal balance and outstanding interest will be due and payable. As of our quarter ended March 31, 2008, we had drawn the full $5,000,000 on the term revolving loan.
Our financing agreement with F&M Bank also originally provided that sixty days following the completion of our plant, we could obtain advances pursuant to a revolving line of credit loan up to the amount of $2,000,000 to be used for general corporate and operating purposes. We received this line of credit on May 29, 2007. Subject to any interest rate adjustment as provided above, the revolving line of credit loan bears interest at a rate equal to LIBOR plus 325 basis points. Interest payments are made monthly and any outstanding principal or interest on the revolving line of credit loan will be due and payable on the 364th day after the date of the conversion. We pay an unused commitment fee on the average daily unused portion of the revolving line of credit at the rate of 0.35% per annum, payable in quarterly installments.
On October 17, 2007 we executed amendments to our original loan agreements with F&M Bank under which F&M Bank agreed to increase the amount of our original revolving line of credit from $2,000,000 to $4,500,000 for working capital purposes. As of our quarter ended March 31, 2008, we had drawn $4,100,000 on this revolving line of credit. In connection with such amendments, we executed an amended and restated master loan agreement, an amended and restated third supplement to the amended and restated master loan agreement, and an amended and restated revolving line of credit note with our lender F&M Bank. The other material terms and conditions of these loan agreements will remain in effect. We also executed a first amendment to the first supplement to the amended and restated master loan agreement to clarify the terms on which the term loan will be amortized.
Under our loan agreements with F&M Bank, we may prepay, in whole or in part, the term loan, term revolving loan or revolving line of credit loan; however, we will be subject to a prepayment premium, the amount of which is determined by reference to the date of prepayment. If we prepay the term loan anytime between the closing date and the date that is twelve months after the conversion date, then the premium will be equal to 2% of the amount of principal prepaid. If we prepay the term loan anytime thirteen to twenty-four months after the conversion date, then the premium will be 1% of the principal prepaid.
In addition to the principal and interest payments described above, the financing agreement requires us to make annual payments to the lender equal to 50% of our excess cash flow, as defined by our agreement with F & M Bank. Such payment, however, will not exceed $2,500,000 in any given year. The excess cash flow payment will be applied to the reduction of the outstanding principal of the term loan or the term revolving loan, as determined by the lender, and will not be considered a prepayment.
We have exhausted most all of the credit available under our debt facilities, as only $400,000 remains available under our revolving line of credit. We do not have further commitments for additional credit facilities from any lender. In the future, it is possible that our board of directors may deem it necessary for the Company to seek additional debt facilities to fund operations, depending on available working capital and the amount of funds generated from future operations. The recent subprime mortgage lending crisis, however, has contributed to the creation of an unfavorable credit environment, which could make it more difficult to obtain additional debt facilities. There are no assurances that we would be able to obtain additional credit in the future if necessary.

In connection with our financing agreements with F&M Bank, we executed a mortgage and a security agreement in favor of F&M Bank granting a security interest in all of our assets, including our real estate, our plant, fixtures located on our property, any rent or income we might receive in connection with the use or occupancy of our land, and all of our personal property. We executed an amended and restated mortgage in connection with the execution of the amended and restated loan documents discussed above. This security interest secures our obligations under the loan agreements, including the term loan, the revolving term loan, and the revolving line of credit loan.
Loan Covenants
Certain covenants in our financing agreements with our lender may restrict our operating flexibility. Certain of these covenants restrict our ability to declare and pay any dividends to our members or make any other distribution of assets to our members. We are permitted to make dividends and distributions only in limited circumstances, and provided that no event of default exists under the agreements. Currently, as of the date of our report, we are in default under the loan agreements. See “Events of Default.” Additionally, these covenants may limit our ability to make certain capital expenditures, enter into certain transactions, or incur additional debt financing or further pledge our assets.
Our master loan agreement with our lender contains various financial covenants with which we must comply. We are required to continually maintain working capital of at least $4,000,000. “Working capital” is defined generally as our current assets less our current liabilities, as determined in accordance with Generally Accepted Accounting Principles. Since November 2007, however, we have failed to comply with this working capital requirement and continue to be in default under our loan agreements. See “Events of Default.” We must additionally attain certain levels of “tangible net worth” equal to the lesser of (i) our tangible net worth at the end of the immediately preceding fiscal year plus $500,000; or (ii) our tangible net worth at the end of the immediately preceding fiscal year plus our retained earnings at the end of the current fiscal year. “Tangible net worth” generally means the excess of total assets (certain assets are excluded from this determination) over total liabilities except “subordinated debt,” as that term is defined in the master loan agreement. The tangible net worth covenant is only measured on an annual basis at the end of each of our fiscal years. We are also required to maintain “tangible owner’s equity,” as that term is defined in our loan agreements, of at least 50% beginning at the end of the 24th month following the completion date of our plant. We are further required to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00, measured initially at the end of the 12th month following the completion date of our plant. Failure to comply with these covenants constitutes an event of default under our loan agreements.
Events of Default
Since November 2007, and continuing through the quarter ended March 31, 2008, we failed to comply with the working capital covenant in our master loan agreement with our lender, F&M Bank. The covenant requires us to continually maintain at least $4 million in working capital; however, as of the quarter ended March 31, 2008, we only had approximately $1,403,840 in working capital, excluding the long-term debt that has been classified as a current liability but is not contractually due within twelve (12) months. On April 3, 2008, subsequent to the period covered by this report, we received official written notice from AgStar Financial Services, ACA (“AgStar”), the servicing agent for the loans evidenced by our loan agreements with F&M Bank, that our failure to comply with the working capital covenant constituted an event of default under our financing agreements. On April 24, 2008, we received a second written notice from AgStar informing us that as a result of our default, the interest rate on all of our debt facilities with F&M Bank will be increased by 2.0% effective as of June 1, 2008. We will also be required to provide weekly borrowing base certificates effective as of May 1, 2008.

As of our fiscal year ended September 30, 2007, we also failed to comply with the tangible net worth covenant in our master loan agreement. The tangible net worth covenant is only measured on an annual basis at the end of each fiscal year. Our lender waived our failure to comply with the tangible net worth covenant as of our fiscal year ended September 30, 2007. Although our lender was willing to waive our past failure to comply with the tangible net worth covenant, there is no assurance that our lender will be willing to waive any future non-compliance with this covenant for our fiscal year ended September 30, 2008 or any other covenant with which we fail to comply during the 2008 fiscal year. We anticipate that our lender will be measuring our fixed charge coverage ratio for the first time as of April 2008 and, at this time, we anticipate that we will fail to fall within the acceptable range specified in our loan agreements.
Unless we are able to raise additional capital in an amount sufficient to satisfy the working capital requirements contained in our financing agreements, we project that we will continue to be in default under our loan agreements. We may also fail to comply with other loan covenants that will be measured at dates subsequent to the period covered by this report or as of the end of our 2008 fiscal year, including the tangible owner’s equity and tangible net worth covenants or the fixed charge coverage ratio.
For so long as we continue to be in default under our loan agreements, our lender is entitled to take any one or more remedies, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on the Company’s real estate and its security interest in the Company’s personal property securing our loans. Such actions would have a material adverse impact on the Company’s financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shut-down of our plant.
Our lender has indicated that it has agreed to temporarily forbear from exercising some of its rights and remedies pending additional information and performance by the Company. In its April 24th notice, our lender instructed the Company that it needs to acquire additional cash equity within a period of approximately ninety (90) days from its receipt of such notice. Based on discussions with our lender, we estimate that we will need to raise approximately $7 million in equity to bring us back into compliance with our working capital requirement and to provide cash reserves in an amount satisfactory to our lender. We have been in frequent communication with our lender regarding our plans for obtaining the necessary infusion of equity. However, there are no assurances that our plans to raise additional equity capital will be successful or that we will be able to raise such capital within the timeframe desired by our lender. Furthermore, there can be no assurances that our lender will continue to forbear from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. Our default has caused doubts about our ability to continue as a going concern. See Note H to the financial statements contained in Item 1 of this report.
Additional Equity Capital
In order to cure our default under our loan agreements and to provide adequate cash reserves, we will need to raise approximately $7 million in additional equity capital. We plan to attempt to raise this cash equity through the issuance of our membership units through one or more private placements. However, there is no guarantee that such an offering of our membership units will be successful. Current market conditions in the biodiesel industry, including high feedstock costs, small or nonexistent profit margins and excess production capacity, may make it difficult or impossible to raise sufficient equity through an offering of membership units. Additionally, the going concern opinion contained in Note H to the financial statements contained in Item 1 of this report may make our membership units an unattractive investment to some prospective investors. Furthermore, the recent subprime mortgage lending crisis has contributed to a weakened economy, which could create an unfavorable environment for raising equity. The board of directors also intends to explore and evaluate additional options for raising capital other than a private placement of membership units; however, there is no assurance that such alternatives will be available. If we were unable to raise the necessary capital in the near future, whether through an offering of membership units or otherwise, our lender may accelerate the amounts due under our loans, take possession of our real and personal property, and/or cause us to permanently cease operations at our plant. Accordingly, our members could lose some or all of their investment in the Company.
Government Programs and Grants
We were awarded additional debt financing in the amount of $400,000 from the Iowa Department of Economic Development (IDED), $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in sixty monthly installments of $5,000. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation of certain jobs. These loans are secured by a security interest in an irrevocable standby letter of credit. The $300,000 zero interest loan and the $100,000 forgivable loan was disbursed to the Company on January 11, 2008. In the event we are unable to satisfy these conditions, the $400,000 received from IDED may become immediately due and payable. We may be unable to satisfy these conditions in the event our lender accelerates the payments due under our loan documents and/or forecloses on its mortgage and security interests in our assets, causing the Company to permanently or temporarily cease operations. See “Events of Default” above.

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
Distribution to Unit Holders
As of March 31, 2008, the board of directors of the Company had not declared any dividends.
Results of Operations
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the quarter ended March 31, 2008:

	Quarter Ended
	March 31, 2008
Income Statement Data	Amount	Percent
Revenues	$15,075,195	100.00%

Cost of Goods Sold	$15,214,944	100.93%

Gross (Loss)	$(139,749)	0.93%

Operating Expenses	$866,123	5.75%

Operating (Loss)	$(1,005,872)	6.67%

Other Income (Expense)	$(539,254)	3.58%

Net (Loss)	$(1,545,126)	10.25%
We incurred a net loss of $1,545,126 for the quarter ended March 31, 2008. Since we only became operational in April 2007, we do not yet have comparable income, production and sales data for quarter ended March 31, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our quarter ended March 31, 2007 and our quarter ended March 31, 2008, it is important that you keep this in mind.
Revenues
Revenues from operations for the quarter ended March 31, 2008 totaled $15,075,195. Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin. Net sales of biodiesel, including the related blenders’ credit, totaled approximately $14,437,870 or 96% of our revenues, and sales of crude glycerin totaled approximately $423,660 or 3% of our revenues for the quarter ended March 31, 2008. Sales of fatty acids and soap stock (a byproduct of the soybean oil refining process) accounted for the remaining revenues. Included within our revenues are $2,142,651 in incentives we have received or which are receivable from certain federal government incentive programs for the sale of biodiesel.

Cost of Goods Sold
The primary components of cost of goods sold from the production of biodiesel are raw materials (soybean oil, animal fats, corn oil, methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel.
Cost of goods sold for our products for the quarter ended March 31, 2008 was $15,214,944, or 100.93% of our revenues. Our costs of goods sold exceeded our revenues by $139,749. This is due in part to the high costs of soybean oil and animal fats that the biodiesel industry has been experiencing in 2008, and also the expensing of $435,477 of loss due to our accounting for derivative instruments. This hedging loss consisted of a realized loss of $1,300,434 and an unrealized gain of $864,957. See “Commodity Risk Protection.”
We expect that cost of goods sold on a per-gallon sold basis may increase for the remainder of the 2008 fiscal year. Soybean oil prices have been extremely volatile in recent months and have nearly doubled from the price one year ago. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market. Animal fats prices have also increased significantly, although they still remain lower than soybean oil prices. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. See “ Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations.”
Increased demand for soybean oil and animal fats from increased biodiesel production or other changes in demand could keep soybean oil and animal fat prices higher than currently anticipated. According to the National Biodiesel Board, current dedicated production capacity of biodiesel is 2.24 billion gallons per year. Plants planned or under construction could add 1.23 billion gallons per year of capacity for a total annual production capacity of 3.47 billion gallons. The primary feedstock utilized by U.S. biodiesel plants continues to be soybean oil; however, many plants have the capability to use multiple feedstocks. As the demand for soybean oil and animal fats continues to increase, upward pressure is placed on such commodities and the price we pay for soybean oil and animal fats increases. Accordingly, additional increases in the price of soybean oil, animal fats, or other inputs could have a negative impact on our cost of goods sold.
Natural gas prices fluctuated significantly in 2007 and we expect such price volatility to continue during the 2008 fiscal year. For the past several years, natural gas prices have exceeded historical averages. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Operating expenses for quarter ended March 31, 2008 totaled $866,123, or 5.75% of our revenues. Our operating expenses are primarily due to $91,690 of professional fees and $774,433 in general and administrative expenses.
Other Income (Expenses)
We received interest income in the amount of $4,953 and incurred interest expense in the amount of $544,207 for the quarter ended March 31, 2008. Our total other expenses for the fiscal year ended March 31, 2008 was $539,254.
Cash Flows
Cash Flow from Operating Activities. Net cash flow used in operating activities for the six months ended March 31, 2008 totaled $4,013,318. This was the result of an operations loss before depreciation of $2,754,808 and a $1,258,510 increase in working capital.

Cash Flow from Investing Activities. Net cash flow provided by investing activities for the six months ended March 31, 2008 totaled $461,517, all of which was comprised of sales tax refund payments related to our purchase of equipment for our plant. Such tax refund payments were made pursuant to the IDED’s High Quality Job Creation Program under which we were eligible for certain tax incentives, including refunds of sales tax paid in connection with the construction of our biodiesel plant.
Cash Flow from Financing Activities. Net cash provided by financing activities for the six months ended March 31, 2008 totaled $1,833,621, which was the result of our receipt of $2,500,000 in proceeds from our revolving line of credit and the disbursement of $400,000 in debt financing from IDED being partially offset by our principal payments on our long-term debt with our lender, F&M Bank.
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
Item 3A(T). Controls And Procedures
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended March 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
The loans agreements under which we obtained financing for the construction of our biodiesel plant contain restrictive covenants, including one with which we have failed to comply for the period ended March 31, 2008.
We have undertaken significant borrowings to finance the construction of our biodiesel plant. Our loan agreements with our lender contains restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. See "Liquidity and Capital Resources.” As of our quarter ended March 31, 2008, we were not in compliance with the working capital requirement contained in our master loan agreement, which requires us to continually maintain at least $4 million in working capital. As a result of our failure to comply with this covenant, we received a written notice of default from our lender on April 3, 2008. For so long as we remain in default under our loan agreements, our lender may elect to exercise any one or more remedies provided by the loan agreements and applicable law. On April 24, 2008, we received notice that our lender was increasing our interest rate on all of our outstanding credit facilities by 2.0% effective as of June 1, 2008. Additionally, our lender may decide to accelerate the principal and interest payments due under our loan agreements or foreclose on its mortgage and security interests in the assets securing our loans. Such actions would have a material adverse impact on our operations and could cause us to permanently cease operations. Accordingly, our members could lose some or all of their investment in the Company in the event we continue to be in default under our loan agreements.
Our reliance upon REG could damage our profitability if REG is unable to continue its business.
REG withdrew its registration statement for its initial public offering on March 17, 2008, stating in its filing with the SEC that current market conditions do not support an offering of its stock at this time. In the event that REG is unable to continue its business, our ability to produce biodiesel could be materially adversely affected. Because of our substantial dependence upon REG, significant costs and delays would likely result from the need to find other sources of feedstock, consultants or marketers. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and our members could lose all or substantially all of their investment.
We may be unable to raise the additional equity capital necessary to cure our default under our loan agreements.
As a result of our failure to comply with our working capital covenant in our loan agreements, we will need to raise additional equity capital. We are currently in default under our loan agreements and our lender has instructed us that we need to acquire approximately $7 million in equity capital in the near future to cure such default and to have adequate cash reserves on hand. We plan to attempt to raise additional capital through one or more private placements of our membership units. However, there is no guarantee that such an offering will be successful in raising the desired amount of capital or that we will be able to raise such capital in the timeframe desired by our lender. The going concern issues addressed in Note H to the financial statements contained in Item 1 of this report may make an investment in our units unattractive to potential investors. Further, due to current market conditions in the biodiesel industry, such as the increasing costs of soybean oil and animal fats, small or nonexistent profit margins, and excess biodiesel production capacity, we may be unable to attract sufficient numbers of investors to provide us with the necessary amount of equity. Our board of directors will also explore and evaluate other options to raise the necessary capital, although there is no guarantee that such alternatives will be available. In the event we are unable to raise any necessary capital in the timeframe desired by our lender, through an offering of membership units or otherwise, we will continue to be in default under our loan agreement and our lender may accelerate the payments due under our loan, take possession of the assets securing such loans, or cause the plant to permanently cease operations. This could result in our members losing all or substantially all of their investment.

Our auditor’s doubts about our ability to continue as a going concern and current market conditions may make it difficult to raise any desired capital in the future.
As discussed in Note H to the financial statements contained in Item 1 of this report, our current default under the loan agreements resulting from our failure to comply with the working capital covenants contained therein has caused doubts about our ability to continue as a going concern. In order to fund our operations for the next 12 months and to cure our default under our financing agreements with our lender, we plan to attempt to raise approximately $7 million in additional equity capital. Our board of directors will attempt to raise such additional capital by selling additional units in the Company through one or more private placement offerings. However, the doubts relating to our ability to continue as a going concern expressed may make our units an unattractive investment for prospective investors. Current market conditions and prices, including high feedstock costs, may also make it difficult to attract potential investors. See “Trends and Uncertainties Impacting the Biodiesel Industry and our Plan of Operations.” These factors, among others, may make it difficult to raise the necessary amount of equity capital. If we continue to be in default and are unable to acquire the necessary amount of equity capital, our lender may elect to accelerate payment of amounts due under our loans agreements, foreclose on its mortgage and security interests in the real and personal property securing our loans, or exercise any additional remedies available to it under the loan agreements or applicable law.
We may be unable to obtain additional debt facilities in the event our board of directors determines that additional credit is necessary.
We have exhausted most of the funds available under our debt facilities and we do not have further commitments for additional credit from any lender. In the future, it is possible that our board of directors may deem it necessary for the Company to seek additional credit facilities to fund operations, depending on available working capital and the amount of funds generated from future operations. However, the recent subprime mortgage lending crisis has created an unfavorable credit environment. Additionally, our default under our current loan agreements and the doubts about our ability to continue as a going concern expressed in Note H to the financial statements included in Item 1 of this report may make it difficult for us to obtain additional credit from other lenders. If our board of directors determines that it is necessary to obtain additional credit facilities and we are unable to do so, we may be forced to temporarily or permanently shut down our plant and our members could lose some or all of their investment.
REG, the company which is responsible for procuring our inputs, may acquire soybean oil from parties related to REG.
Pursuant to our Management and Operational Services Agreement, we rely on REG to procure the inputs, including soybean oil, necessary to operate our plant and we expect REG to negotiate for us the best possible price for such inputs. REG may from time to time procure our soybean oil from parties related to REG, including West Central Cooperative and Bunge North American, Inc, each of which are investors in REG. REG may also from time to time procure our soybean oil from Minnesota Soybean Processors (“MnSP”), with which Bunge has a consulting and management relationship. During the period covered by this report, REG procured soybean oil for us from both West Central Cooperative and MnSP. Due to REG’s relationships with such parties, the price which we must pay for such inputs (as a result of REG’s procurement of such inputs from such parties) may not be negotiated at arms length by REG. In such cases, REG’s interest in procuring our inputs at the lowest available prices and its interest in benefiting these related parties by procuring inputs at higher prices may conflict. Although we believe that REG acts in our best interests in managing our plant (including its procurement of our inputs), it is nonetheless conceivable that, as a result of its conflict of interest, REG may not negotiate the lowest possible prices for our inputs when it is procuring inputs from these related parties of REG. This could result in reduced profits or increased losses and could make us less competitive with other biodiesel plants that are able to negotiate better input prices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of October 1, 2007 through March 31, 2008. None of our membership units were purchased by or on behalf of Central Iowa Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Central Iowa Energy during the period covered by this report.
Item 3. Defaults Upon Senior Securities.
For the period covered by this report, we were in default of the working capital covenant contained in our master loan agreement with our lender, F&M Bank. Under our master loan agreement, we are required to continually maintain working capital of at least $4,000,000. Under our master loan agreement, “working capital” generally means the Company’s current assets less the Company’s current liabilities, as determined in accordance with Generally Accepted Accounting Principles. As of March 31, 2008, we only had approximately $1,403,840 in working capital. Our failure to comply with the working capital covenant constitutes an event of default under our agreements, entitling our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosing on its mortgage and security interests in the collateral which secures our debt financing. Our lender notified us that as a result of our default, the interest rate on all of our outstanding credit facilities will be increased by 2.0% effective as of June 1, 2008. Our lender has not notified us of its intent to exercise any other remedies as of the date of its report; however, if we continue to be in default, there is no assurance that the lender will continue to forebear from exercising such additional remedies.
Item 4. Submission of Matters to Security Holders.
On March 10, 2008, the Company held our 2008 Annual Meeting of Members for the purpose of electing twelve directors and approving two amendments to our operating agreement. Votes were solicited in person and by proxy.
All twelve positions on our board of directors were up for election at our 2008 Annual Meeting. The twelve persons identified below were nominated by the Company’s initial board of directors and divided into three groups for purposes of staggering their terms. The Group I directors were elected to serve for an initial term of one year, with subsequent terms of three years; the Group 2 directors were elected to serve for an initial term of two years, with subsequent terms of three years; and Group III directors were elected to serve for an initial and subsequent terms of three years. Each of the twelve nominees previously served as directors prior to the 2008 Annual Meeting. The twelve director nominees elected to serve on our board of directors for their respective terms, and the votes cast for each such nominee, were as follows:

Nominee Name	Group	Votes Cast
James Johnston	I	10,042
Craig Hamilton	I	10,162
Don Huyser	I	10,057
Tom Schroeder	I	9,687
Denny Mauser	II	9,987
Jeremie Parr	II	10,042
William Talsma	II	10,067
John Van Zee	II	10, 137
Warren Bush	III	9,762
William Horan	III	10,042
Dean Lane	III	10,032
Scot Farver	III	10,212

Each of the proposed amendments to the Company’s Operating Agreement was approved by the members. The first proposed amendment to the Operating Agreement would authorize the Company’s board of directors to adjust the number of directors on the board within the range of seven to thirteen directors without a vote of the members (“Proposal No. 1”). The second proposed amendment to the Operating Agreement was to authorize the offices of President/CEO and Chairman of the Board to be held by one individual (“Proposal No. 2”). Votes cast by the members for the approval of the two amendments to the Operating Agreement were as follows:

	For	Against	Abstain
Proposal No. 1	8668	1259	350
Proposal No. 2	8881	1016	380
There were no broker non-votes with respect to either of these proposals.
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

CENTRAL IOWA ENERGY, LLC

Date: May 15, 2008	/s/ John E. Van Zee John E. Van Zee President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2008	/s/ Kimberly Smith Kimberly Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)