Form 10QSB
period 2008-06-30
Central Iowa Energy, LLC
filed 2008-08-14
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2008

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
As of August 1, 2008 there were 26,672 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CENTRAL IOWA ENERGY, LLC
Condensed Balance Sheets

	June 30,	September 30,
	2008	2007
	(Unaudited)

ASSETS

Current Assets
Cash and equivalents	2,918,646	2,268,725
Due from Broker	167,592	326,072
Trade accounts receivable — related party	438,748	1,159,184
Federal incentive receivable	1,233,644	1,049,262
Sales tax refund receivable	—	461,517
Prepaid expenses	94,317	105,851
Inventories	8,615,109	5,896,934

Total current assets	13,468,056	11,267,545

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,590,640	32,563,620

	40,940,654	40,913,634
Less accumulated depreciation	3,153,114	1,248,326

Net property and equipment	37,787,540	39,665,308

Other Assets
Financing costs, net of amortization	354,485	383,755

Total Assets	$51,610,081	$51,316,608

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	25,393,593	26,641,539
Revolving line of credit	4,100,000	1,600,000
Derivative instruments	62,028	719,482
Accounts payable	1,640,251	1,096,370
Accounts payable — related party	294,658	365,125
Accrued interest payable	138,850	204,092
Accrued expenses	218,976	87,438

Total current liabilities	31,848,356	30,714,046

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(4,832,395)	(3,991,558)

Total members’ equity	19,016,725	19,857,562

Total Liabilities and Members’ Equity	$51,610,081	$51,316,608

Notes to Unaudited Financial Statements are an integreal part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$24,658,701	$12,284,565
Federal incentives	3,984,987	2,164,366

	28,643,688	14,448,931

Cost of Goods Sold	24,275,937	14,503,465

Gross Profit (Loss)	4,367,751	(54,534)

Operating Expenses
Professional fees	55,524	32,055
General and administrative	668,028	466,628

Total	723,552	498,683

Operating Income (Loss)	3,644,199	(553,217)

Other Income (Expenses)
Interest income	7,867	27,695
Interest (expense)	(452,229)	(522,115)

Total	(444,362)	(494,420)

Net Profit (Loss)	$3,199,837	$(1,047,637)

Weighted Average Units Outstanding	26,672	25,672

Net Income (Loss) Per Unit — Basic and Diluted	$119.97	$(40.81)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$52,009,224	$12,284,565
Federal incentives	9,604,462	2,164,366

	61,613,686	14,448,931

Cost of Goods Sold	58,782,651	14,718,393

Gross Profit (Loss)	2,831,035	(269,462)

Operating Expenses
Professional fees	235,818	159,208
General and administrative	1,859,299	537,020

Total	2,095,117	696,228

Operating Income (Loss)	735,918	(965,690)

Other Income (Expenses)
Interest income	29,185	38,528
Interest (expense)	(1,605,940)	(522,115)

Total	(1,576,755)	(483,587)

Net (Loss)	$(840,837)	$(1,449,277)

Weighted Average Units Outstanding	26,172	25,563

Net (Loss) Per Unit — Basic and Diluted	$(32.13)	$(56.69)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(840,837)	$(1,449,277)
Adjustments to reconcile net (loss) to net cash from operations:
Depreciation and amortization	1,934,058	667,368
Membership units earned but not issued	—	10,000
Change in assets and liabilities
Due from broker	158,480	(103,039)
Accounts receivable	720,436	(2,050,796)
Other receivable	(184,382)	(1,046,826)
Inventories	(2,718,175)	(4,999,367)
Prepaid expenses	11,534	(263,652)
Derivative instruments	(657,454)	747,052
Accounts payable	473,414	980,808
Accrued expenses	131,539	82,971
Accrued interest payable	(65,242)	182,701

Net cash (used in) operating activities	(1,036,629)	(7,242,057)

Cash Flows from Investing Activities
Capital expenditures	(27,020)	(15,710,332)
Sales tax refund from equipment purchases	461,517	—
Purchase of land	—	(2,403,272)

Net cash provided by (used in) investing activities	434,497	(18,113,604)

Cash Flows from Financing Activities
(Decrease) in checks drawn in excess of bank balance	—	(216,613)
Proceeds on revolving line of credit	2,500,000	1,000,000
Proceeds from long-term debt	400,000	27,000,000
Payments for long-term debt	(1,647,946)	(116,476)
Payments for financing costs	—	(82,806)
Member contributions	—	600,000
Other	—	(30,000)

Net cash provided by financing activities	1,252,054	28,154,105

Net Increase in Cash	649,922	2,798,444

Cash and cash equivalents — Beginning of Period	2,268,725	—

Cash and cash equivalents — End of Period	$2,918,647	$2,798,444

Supplemental Disclosure of Cash Flow Information,
Cash payments for interest, net of amount capitalized	$1,671,182	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in accounts payable	$—	$114,831

Amortization of financing costs included in construction in progress	$—	$22,316

Membership units to be issued for capital expenditures	$—	$1,000,000

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008 and 2007
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

ACCOUNTS RECEIVABLE — Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at June 30, 2008.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008 and 2007
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at June 30, 2008.
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
The Company enters option contracts in order to reduce the risk caused by market fluctuations of soybean oil, home heating oil and natural gas. These contracts are used to fix the purchase price of the Company’s anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The unrealized loss related to derivative contracts is recorded as a separate liability on the balance sheets as of June 30, 2008. The Company recognized a net gain of $166,551 during the three months ended June 30, 2007 which consisted of a realized gain of $913,604 and an unrealized loss of $747,052. There was no activity prior to the June 30, 2007 quarter. The following amounts have been included in cost of goods sold in the three and nine month periods ended June 30, 2008.

	Three months	Nine months
Realized loss	$113,405	$2,884,058
Change in unrealized loss	(283,431)	(657,454)

Net (income) loss	$(170,026)	$2,226,604

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

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008 and 2007
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the nine months ended June 30, 2008 and 2007 was $29,269 for both periods.
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
NOTE B: INVENTORIES
Inventories consist of the following as of June 30, 2008:

Raw materials	$4,475,185
Work in process	217,361

Finished goods	3,922,563

Total	$8,615,109

NOTE C: RELATED PARTY TRANSACTIONS
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. We pay a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. The term of the agreement continues for a three year period until approximately April 30, 2010, and shall continue thereafter unless and/or until one party provides a written notice of termination to the other party at least 12 months prior to termination date. Either party may terminate the agreement for causes as defined in the agreement. The total expense under the agreement was approximately $690,000 and $1,393,000 for the three and nine months ended June 30, 2008, respectively. The total expense under the agreement was $282,000 during both the three and the nine months periods ended June 30, 2007. The accounts payable for fees under the agreement was approximately $294,000 at June 30, 2008.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008 and 2007
NOTE D: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company is required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note is secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank - Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continues to be required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continues to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. In April 2008, the Company received a notice from the lender that the interest rate increased by 2% due to its default under the loan agreement (See Note H). As of June 30, 2008, approximately $4,100,000 was outstanding under the revolving line of credit.
NOTE E: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at June 30, 2008:

Mortgage Term Note payable to F & M Bank — Iowa — See details below	$19,919,903

Iowa Department of Economic Development — See details below	385,000

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment.	88,690

$25,393,593

Due to the going concern issues addressed in Note H the debt has been classified as current.
The term loan requires monthly principal and interest payments of $273,403 commencing June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving line of credit agreement as of June 30, 2008.
The agreements provide for several different interest rate options including variable and fixed options (5.84% variable on the term note and revolving line of credit note, as of June 30, 2008). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’s equity, measured quarterly. The notes are secured by essentially all of the Company’s assets. In April 2008, the Company received a notice from the lender that the interest rate would be increased by 2% due to its default under the loan agreement (See Note H).

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008 and 2007
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
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 19 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The note is due in monthly installments of $5,000 which began in May 2008.
NOTE F: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the nine months ended June 30, 2008 and 2007, was $16,936 and $2,324, respectively.
NOTE G: COMMITMENTS AND CONTINGENCIES
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
Contingencies
The European Union (EU) recently announced plans to launch antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on our biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which the Company must sell its biodiesel in European markets, making it more difficult or for the Company to compete with European biodiesel producers.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008 and 2007
NOTE H: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2008, the Company has generated significant net losses of $840,837 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company increased its production of animal fat-based biodiesel and decreased its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. The Company also utilized corn oil as an alternative to soybean oil as much as possible. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company has been exporting its biodiesel internationally, which the Company anticipates will return greater profits than domestic biodiesel sales. Furthermore, the Company may scale back the rate at which it produces biodiesel.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The Company has timely made each scheduled payment required under its loan documents. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. During the period covered by this report, the Company failed to comply with the fixed charge coverage ratio contained in its loan documents, which was measured for the first time on May 31, 2008. The Company may continue to fail to comply with one or more loan covenants contained in its loan documents during the remainder of the 2008 fiscal year. This raises doubts about whether the Company will continue as a going concern.
On April 3, 2008, the Company was officially notified by the lender that they were in default under the loan agreement, and on April 24, 2008 the Company received written notice from the lender that the interest rate on all of the Company’s credit facilities with the lender would be increased by 2% effective June 1, 2008 (the “Rate Notice”). The Rate Notice provided that the lender has agreed to temporarily forebear from exercising some of its rights and remedies under the loan agreements pending additional information and performance by the Company. However, in the future it is possible that the lender may elect to exercise one or more of the other remedies provided under the loan agreements and by applicable law, including, without limitation, acceleration of the due date of the unpaid principal balance outstanding on the Company’s real and personal property. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
The Company’s lender has indicated that the Company must raise capital in an amount sufficient to comply with the Company’s loan covenants over the next 12 months and to have adequate cash reserves on hand. If the Company has not made significant progress towards its capital raising efforts by mid-October, the Company’s lender has indicated it may not renew its $4.5 million revolving line of credit. Accordingly, Management plans that it will attempt to raise approximately $2-4 million in equity capital by issuing additional membership units in the Company through one or more private placements. However, there is no assurance that the Company will be able to successfully raise the necessary amount of capital or raise such capital within the timeframe desired by the lender. The Company intends to explore and evaluate alternative options for raising capital.

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
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us may include:
•	Changes in interest rates or the availability of credit;
•	Our ability to raise additional equity capital proceeds;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Decrease in the demand for biodiesel;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;
•	Changes in the price and market for biodiesel and its co-products, such as glycerin;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;
•	Fluctuations in petroleum and diesel prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging strategies;
•	Competition with other manufacturers in the biodiesel industry;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;
•	Competition from alternative fuels and alternative fuel additives;
•	Failure to comply with loan covenants contained in our financing agreements;
•	Our ability to continue to export our biodiesel;
•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Our ability to generate profits; and
•	Other factors described elsewhere in this report
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
Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year. We are currently producing biodiesel from both vegetable oil, including soybean oil and corn oil, and animal fats. Our facility has the capability to pretreat crude vegetable oils, including soybean oil and corn oil, and animal fats. During the period covered by this report, we operated at an average of approximately 71% of our nameplate capacity due to decreased demand for biodiesel and high input costs. For the period ended June 30, 2008, we produced approximately 5,359,065 gallons of biodiesel and sold approximately 6149,878 gallons of biodiesel. On multiple occasions during the quarter ended June 30, 2008, we temporarily ceased operations for several days at a time, due to lack of feedstock, high product inventory, maintenance and logistical activities, or a combination of one or more of the foregoing. We are no longer continuously operating our facility. Instead, we produce biodiesel when an order has been placed and pursuant to our forecasted demand for biodiesel. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. We expect to continue operating in this manner for the foreseeable future.

We have engaged Renewable Energy Group, Inc. (“REG”) to manage and direct the general operations of our plant pursuant to our Management and Operational Services Agreement (MOSA) executed in August 2006. Pursuant to the MOSA, REG provides us with overall management, sales and marketing, and feedstock and chemical procurement services. In exchange, we pay REG a management fee based upon the number of gallons of biodiesel produced. We may also be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. For the nine month period ended June 30, 2008, total expenses under the MOSA was $1,393,000. Approximately $294,000 was payable under the MOSA as of June 30, 2008.
Our revenues are derived primarily from the sale and distribution of our biodiesel and glycerin domestically and abroad. We rely upon REG to market our biodiesel and glycerin. Through REG, we have been exporting our biodiesel internationally, which we believe may often return greater profits than domestic biodiesel sales. However, see “RISK FACTORS” regarding a European Union investigation which could result in the imposition of tariffs and duties on biodiesel imported into Europe. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the costs of our feedstock and operating costs. Our revenues are generally impacted by such factors as the available supply and demand for biodiesel, the price of diesel fuel (with which biodiesel prices often correlate), general economic conditions, the weather, our dependence on one major customer who markets and distributes our products, the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.
We incurred a net profit of $3,199,837 for the three months ended June 30, 2008 and a net loss of $840,837 for the nine months ended June 30, 2008. The biodiesel industry has experienced significant increases in the costs of inputs, such as soybean oil and animal fats. Increasing feedstock costs have made profit margins small or nonexistent in the biodiesel industry. In an effort to increase our profits and reduce losses over the next 12 months, we plan, to the extent possible, to increase the percentage of biodiesel produced from lower-cost animal fats and decrease the percentage of biodiesel produced from higher-cost soybean oil. Essentially all of our biodiesel sold in the period ended June 30, 2008 was blended with animal fat, and approximately 95% of the feedstock used in the production of our biodiesel for the third quarter of fiscal year 2008 was animal fats. A disadvantage to producing animal-fat based biodiesel is that it has a tendency to gel at higher temperatures than biodiesel produced from other feedstocks, such as soybean oil. Accordingly, this can result in decreased demand for animal fat-based biodiesel (relative to other types of biodiesel) in colder climates during the winter months. Accordingly, we expect our ability to utilize greater amounts of animal fat in the biodiesel production process will decrease as we enter into the fall and winter months. We have also been utilizing corn oil as an alternative feedstock. Like animal fats, we expect that corn oil will be less costly to acquire than soybean oil. Corn oil-based biodiesel has similar cold flow properties to those of soybean oil-based biodiesel and, accordingly, we may be able to continue to use corn oil feedstock in the fall and winter months when demand for animal fat-based biodiesel decreases. Corn oil, however, tends to cause a waxy substance to build-up during the production process. Due to this build-up, we expect that we will not be able to produce any biodiesel blends containing greater than 20% corn oil. The unique characteristics of corn oil could cause corn-oil based biodiesel to be less desirable than other biodiesel blends. See “RISK FACTORS.” The amount of corn oil that we will be able to acquire will likely depend upon the rate at which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil. We hope that our ability to utilize lower cost feedstocks will help make our biodiesel more price competitive with petroleum-based diesel, in light of historically high petroleum diesel sales prices, thereby increasing sales volume of our biodiesel.
Results of Operations for the Three Months Ended June 30, 2008 and 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$28,643,688	100.00%	$14,448,931	100.00%

Cost of Goods Sold	24,275,937	84.75%	14,503,465	100.38%

Gross Profit (Loss)	4,367,751	15.25%	(54,534)	(0.38%)

Operating Expenses	723,552	2.53%	498,683	3.45%

Operating Income (Loss)	3,644,199	12.72%	(553,217)	(3.83%)

Other Income (Expense)	(444,362)	(1.55%)	(494,420)	(3.42%)

Net Income (Loss)	3,199,837	11.17%	(1,047,637)	(7.25%)

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
Because we have only been operational since April 2007, we do not yet have comparable income, production and sales data for the nine months ended June 30, 2008. Accordingly, we do not provide a comparison of our financial results between the nine months ended June 30, 2008 and June 30, 2007. If you undertake your own comparison of the nine months ended June 30, 2008 and 2007, it is important that you keep this in mind.
Revenues
Our revenues from operations primarily come from biodiesel sales, glycerin sales and fatty acid and soapstock sales. The following table shows the sources of our revenues for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	27,280,641	95.2	14,254,837	98.7
Glycerin Sales	815,946	2.9	174,698	1.2
Fatty Acid and Soapstock Sales	547,101	1.9	19,396	.1
Total Revenues	28,643,688	100	14,448,931	100
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from operations for the three months ended June 30, 2008 totaled $28,643,688 compared with $14,448,931 for the three months ended June 30, 2007. Included within our revenues for the three months ended June 30, 2008 and 2007 are approximately $3,984,986 and $2,164,366, respectively, in incentives we received or which were receivable from certain federal government incentive programs for the sale of biodiesel. The percentage of revenues from glycerin and fatty acid increased due to higher sales price and increased animal fat usage, respectively.
Total revenues were higher for the three months ended June 30, 2008 compared to the same period in 2007 due to improved biodiesel prices and a 29% increase in sales volume. Biodiesel sale prices during the quarter ended June 30, 2008 have trended upwards from the biodiesel prices we experienced in the same period in 2007. The average biodiesel sale price we received for the quarter ended June 30, 2008 was approximately 48% higher than our average biodiesel sale price for the comparable period in 2007. For the quarter ended June 30, 2008, the average price received for our biodiesel was approximately $4.44 per gallon, compared to approximately $2.99 per gallon for the quarter ended June 30, 2007, which is an increase of $1.45 per gallon.

Management expects that biodiesel sales prices will remain higher in the short-term as compared to historical averages due to current historically high oil and diesel fuel prices. Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $5.29 to $5.60 per gallon for the week of July 18, 2008, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of July 21, 2008 averaged approximately $4.65 per gallon, which is significantly lower than the price per gallon for B100 biodiesel before the tax credit. This could cause a reduction in the demand for biodiesel. Biodiesel prices have recently reached historical highs and, therefore, have helped, to a certain extent, to offset high input costs, such as soybean oil. However, if biodiesel prices decrease and input costs stay at current levels or increase further, we would expect the profit margin on each gallon of biodiesel produced to further decrease, which could result in losses.
Based on historical trends, Management anticipates that seasonal demand for biodiesel will decrease in the fall and winter months when blenders have typically decreased their biodiesel blend percentages due to cold flow concerns. Such decrease in demand could cause downward pressure on biodiesel sale prices. Beginning in January 2009, the Renewable Fuel Standard (“RFS”) will require the use of 500 million gallons of biodiesel; however, at this time it is unclear what impact, if any, the RFS will have on biodiesel demand in the fall and winter months. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are high, causing our profit margins to decrease.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of January 25, 2008 (the most recent date for which data is available) was about 2.24 billion gallons per year. It also estimates that plants under construction and expansion as of January 25, 2008 could add another 1.23 billion gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.47 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 450 million gallons of biodiesel were produced in 2007. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
The average sale price for our glycerin has increased from $.04 per pound as of June 30, 2007 to $.16 per pound as of June 30, 2008, an increase of $.12 per pound. The sales price of glycerin has increased due to increased demand for crude glycerin.
For the three months ended June 30, 2008, our biodiesel sales as a percentage of our revenues decreased as compared to the same period in 2007. Biodiesel production as a percentage of revenues decreased due to higher glycerin prices and increased production of co-products from refining crude feedstocks. As biodiesel production increases nationally, so does the supply of glycerin. We anticipate that increases in glycerin supplies will put downward pressure on glycerin prices.
We also expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”), as recently amended by the Energy Independence and Security Act of 2007 (the “Energy Independence Act”).
The VEETC creates a tax credit of $1.00 per gallon of agri-biodiesel (which is biodiesel made from virgin oils derived from agricultural products and animal fats) blended with petroleum diesel, and a tax credit of $0.50 per gallon of non agri-biodiesel (which is biodiesel made from recycled agricultural products and animal fats) blended with petroleum diesel. The VEETC, however, is set to expire on December 31, 2008. See “RISK FACTORS.” There can be no assurances that these tax credits will be extended or that similar tax credits will be enacted in the future.

The RFS, as originally enacted by the Energy Policy Act of 2005, required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. However, on December 19, 2007, President Bush signed into law the Energy Independence and Security Act which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008 and increasing to 36 billion gallons of renewable fuel by 2022. This act contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that this legislation may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that demand for biodiesel will be increased by the Energy Independence Act. As of January 25, 2008 (the most recent date for which data is available), the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the Energy Independence Act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the Energy Independence Act. We also anticipate that the majority of the renewable fuels utilized to satisfy the expanded RFS created by the Energy Independence Act will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
The Farm, Nutrition, and Bioenergy Act of 2008 (2008 Farm Bill) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program. The program provides $300 million in mandatory funding over the 5 year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. Final rules have not yet been implemented for the CCC Bioenergy Program; however, we expect to benefit from the funding that will be available to biodiesel producers under this program.
Cost of Goods Sold
The primary components of cost of goods sold from the production of biodiesel are raw materials (soybean oil, animal fats, corn oil, methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment. Our business is sensitive to feedstock costs. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Any fluctuation in the price of feedstock will alter the return on investment that our members receive. Changes in the price or supply of feedstock are subject to and determined by market forces and other factors over which we have no control, such as crop production, carryout, exports, government policies and programs, and weather. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits.
Cost of goods sold for our products for the quarter ended June 30, 2008 was $24,275,937, which is up significantly from $14,503,465 for the three months ended June 30, 2007. This increase is a result in the increase of feedstock costs as well as a 29% increase in sales volume. Average soybean oil costs for the three months ended June 30, 2008 were approximately 68% higher than soybean oil costs for the same period in 2007. Likewise, animal fat costs for the three months ended June 30, 2008 were approximately 65% higher than animal fat costs for the same period in 2007.
However, our cost of goods sold for our products decreased as a percentage of our revenues from 100.37% for the three months ended June 30, 2007, to 84.75% for the three months ended June 30, 2008. This decrease is primarily due to an increase in the average sale price of biodiesel by approximately $1.45 per gallon for the three months ended June 30, 2008, as compared to the same period for 2007 which offset the increase in price paid for soybean oil and animal fats for the three months ended June 30, 2008 compared to the same period for 2007. Additionally, our increased use of lower-cost feedstocks such as animal fats and corn oil in place of higher-cost feedstocks such as soybean oil during the quarter ended June 30, 2008 as compared with the same period in 2007, has also contributed to the decrease in cost of goods sold as a percentage of revenues. Although our cost of goods sold has increased for the quarter ended June 30, 2008, the combination of recent historically high biodiesel prices and our utilization of lower-cost feedstocks has allowed us to realize greater profit margins on the sales of biodiesel for the three months ended June 30, 2008 as compared with the same period for 2007.

Soybean oil prices have been extremely volatile in recent months and have nearly doubled from the price one year ago. However, despite these recent high prices, soybean oil prices have been trending downward in recent weeks. The USDA National Weekly Ag Energy Round-Up Report indicates that as of August 8, 2008, soybean oil prices in Iowa have dropped to approximately 49.59-50.27 cents per pound from the price of 55.76-56.26 cents per pound for the preceding week of August 1, 2008. Accordingly, based on recent trends, Management expects that cost of goods sold on a per-gallon sold basis may decrease for the remainder of the 2008 fiscal year. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market. Animal fats prices have also increased significantly, although they still remain lower than soybean oil prices.
The USDA’s July 2008 Oil Crops Outlook Report reduced its prediction on harvested acreage of soybeans from 73.8 million to 72.1 million acres. The reason for this decline was recent flooding in Iowa which affected more than 3 million acres of Iowa’s total cropland, and left little time for successful replanting. At the beginning of June 2008, only 69% of the U.S. soybean crop had been planted, compared with the 5-year average of 81%. For the acres that were planted, late planting increase the risk of damage if an early frost occurs. This decrease in soybean availability will likely increase the price of soybeans. The USDA has increased its predicted 2008/2009 U.S. average farm price for soybeans by $1 per bushel, which is now predicted to be $12.00-$13.50 per bushel. The USDA reported that a loss of productive cropland due to flooding this year has helped rally prices to an unprecedented level. Thus, our costs to obtain soybean oil will likely increase from the lowered supply of soybeans and an increase in transportation costs, as local Iowa soybean acres were most heavily affected by the flooding.
The United States Department of Agriculture’s (USDA) July 2008 Oil Crops Outlook report stated that the preliminary central Illinois average June 2008 soybean oil price jumped to 62.43 cents per pound from 58.27 cents per pound in May 2008. The USDA indicated that the current price volatility in the soybean oil market is unprecedented. Since July, however, soybean oil prices have trended downward. Accordingly to the Jacobsen Fats & Oils Bulletin, the central Illinois crude soybean oil price as of August 8, 2008 was 48.57 cents per pound, which is down from 54.86 cents per pound as of August 1, 2008 and 63.13 cents per pound as of July 11, 2008. Such prices, however, remain well above historical averages. Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, price fluctuations can have a significant affect on our profit margin on each gallon of biodiesel produced and sold.
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
Although animal fat prices are not currently as high as soybean oil prices, animal fat prices have nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. According to the USDA’s June 2008 Oil Crop Outlook report, lard and edible tallow prices for May 2008 were estimated at 42.27 cents and 41.88 cents per pound, respectively, which are up from 28.60 cents and 30.19 cents per pound one year ago, respectively. If the price of animal fats continues to increase, the cost advantages of utilizing animal fats as a primary feedstock may diminish and our profits will be negatively affected.
Increased demand for soybean oil and animal fats from increased biodiesel production or other changes in demand could keep soybean oil and animal fat prices higher than currently anticipated. According to the National Biodiesel Board, as of January 25, 2008 (the most recent date for which data is available) dedicated U.S. biodiesel production capacity is approximately 2.24 billion gallons per year. Plants planned or under construction could add approximately 1.23 billion gallons per year of capacity for a total annual production capacity of 3.47 billion gallons. The primary feedstock utilized by U.S. biodiesel plants continues to be soybean oil; however, many plants have the capability to use multiple feedstocks. Further, the USDA’s July 2008 Oil Crop Outlook Report indicates that animal fats account for most of the recent supply growth in biodiesel feedstock. As the demand for soybean oil and animal fats continues to increase, upward pressure is placed on such commodities and the price we pay for soybean oil and animal fats increases. Accordingly, additional increases in the price of soybean oil, animal fats, or other inputs could have a negative impact on our cost of goods sold.

The cost of methanol, another input into the biodiesel production process, has decreased from recent record-level highs caused by a shortage of methanol. As of August 8. 2008, we are paying approximately $1.66 per gallon, which is a significant decrease from the price of $2.56 per pound which we were paying in January and February 2008 when methanol prices reached their historical highs. We expect this decrease in the price of methanol to have a positive impact on our cost of goods sold in the future.
We experienced a $166,551 net gain during the three months ended June 30, 2007 related to our derivative instruments. This hedging net gain consisted of a realized gain of $931,604 and an unrealized loss of $747,052. See “Commodity Risk Protection.” We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil, home heating oil and natural gas. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil, home heating oil and natural gas fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. For the three months ended June 30, 2008, net income of $170,026 with respect to our derivative instruments was included in cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses for the three months ended June 30, 2008 totaled $668,028, which is higher than operating expenses of $498,683 for the same period in 2007. Our operating expenses as a percentage of revenues were lower for the three months ended June 30, 2008 than they were for the three months ended June 30, 2007. These percentages were 2.53% and 3.45%, respectively. The increase in operating expenses is primarily due to the 43% increase in general and administrative expenses from $466,628 for the three months ended June 30, 2007 to $669,028 for the three months ended June 30, 2008. The increase in general and administrative expenses relates primarily to increases in insurance, utilities and general equipment maintenance. We expect that our operating expenses for the last quarter of fiscal year 2008 will remain fairly consistent if plant production levels remain consistent.
Other Income (Expenses)
Our other expenses for the three months ended June 30, 2008 totaling $444,362 was 1.55% of our revenues. This expense resulted primarily from interest expense totaling $452,229. We received $7,867 in interest income for the three months ended June 30, 2008. Our other expenses for the three months ended June 30, 2008 decreased as a percentage of our revenues, as compared to the percentage of revenues of 3.42% for the same period in 2007, due to increased total revenue. We expect that our other expenses will be higher for the fourth quarter of fiscal year 2008 because of increased interest expenses.
Changes in Financial Condition
The following table highlights the changes in our financial condition:

	June 30, 2008	September 30, 2007
Current Assets	$13,468,056	$11,267,545
Current Liabilities	$31,848,356	$30,714,046
Members’ Equity	$19,016,752	$19,857,562

Current Assets. Current assets totaled $13,468,056 at June 30, 2008 up from $11,267,545 at September 30, 2007. The increase of $2,200,511 during this period is a result of increased value of commodities in inventory. In addition, federal incentives receivable for biodiesel sales increased to $1,233,644 at June 30, 2008 compared to $1,049,262 at September 30, 2007 due to increased sales of B99.9.
Current Liabilities. Total current liabilities totaled approximately $31,848,356, up from approximately $30,714,046 at September 30, 2007. The increase of $1,134,310 during this period resulted primarily from an increase in the amount outstanding under our revolving line of credit with our lender and an increase in accrued expenses. Accrued expenses increased primarily due to increased production rates. Due to the going concern opinion contained in Note H to the financial statements, all long-term debt has been classified as current.
Members’ Equity. Members’ contributions for June 30, 2008 and September 30, 2007, respectively, were $23,849,120. Total members’ equity as of June 30, 2008 was $19,016,725, down from $19,857,562 as of September 30, 2007. The decrease in total members’ equity is a result of our net loss realized during the period.
Liquidity and Capital Resources
Cash Flow from Operating Activities. Net cash flow used in operating activities for the nine months ended June 30, 2008 totaled $1,036,629. This was the result of an operations profit before depreciation of $1,093,221 and a $2,129,850 increase in working capital components.
Cash Flow from Investing Activities. Net cash flow provided by investing activities for the nine months ended June 30, 2008 totaled $434,497, of which $461,500 was comprised of sales tax refund payments related to our purchase of equipment for our plant. Such tax refund payments were made pursuant to the IDED’s High Quality Job Creation Program under which we were eligible for certain tax incentives, including refunds of sales tax paid in connection with the construction of our biodiesel plant. The sales tax refund payments offset the $27,202 used to fund capital expenditures for the nine months ended June 30, 2008.
Cash Flow from Financing Activities. Net cash provided by financing activities for the nine months ended June 30, 2008 totaled $1,252,054, which was the result of our receipt of $2,500,000 in proceeds from our revolving line of credit and the disbursement of $400,000 in debt financing from IDED being partially offset by our principal payments of approximately $1,647,900 on our long-term debt with our lender, F&M Bank.
Short Term and Long-Term Debt Sources
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
The $22,000,000 term loan has an interest rate with a variable base rate equal to 30-day LIBOR plus 325 basis points. However, we would be eligible for a variable interest rate adjustment if we were in compliance with all of our loan covenants and achieve certain levels of tangible owner’s equity, as defined in the financing agreement. We are required to make equal monthly payments of principal and interest on the term loan until the maturity date, which is the date that is five years following the date of conversion, or approximately May 1, 2012. The payments are in an amount necessary to fully amortize the outstanding principal and accrued interest over a period of 10 years. On the maturity date, we may request the lender to renew the term loan for another five-year term. However, the lender is not required to renew the term loan. As of our quarter ended June 30, 2008, there was a principal balance of approximately $19,919,903 on the term loan. We are current on all payments under our term loan.

We may take advances under the term revolving loan up to the amount of $5,000,000 to be used for cash and inventory management purposes. We pay interest on the term revolving loan each month. The term revolving loan bears interest at a rate equal to LIBOR plus 325 basis points and will be eligible for the variable interest rate adjustments described above. The term revolving loan will expire on the five-year anniversary of the conversion of the construction loan into the term revolving loan, or approximately May 1, 2012. On the maturity date, any unpaid principal balance and outstanding interest will be due and payable. As of our quarter ended June 30, 2008, we had drawn the full $5,000,000 on the term revolving loan.
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
On October 17, 2007 we executed amendments to our original loan agreements with F&M Bank under which F&M Bank agreed to increase the amount of our original revolving line of credit from $2,000,000 to $4,500,000 for working capital purposes. As of our quarter ended June 30, 2008, we had drawn $4,100,000 on this revolving line of credit. In connection with such amendments, we executed an amended and restated master loan agreement, an amended and restated third supplement to the amended and restated master loan agreement, and an amended and restated revolving line of credit note with our lender F&M Bank. The other material terms and conditions of these loan agreements will remain in effect. We also executed a first amendment to the first supplement to the amended and restated master loan agreement to clarify the terms on which the term loan will be amortized. Our lender has indicated, however, that if we do not make definitive progress towards our goal of raising additional equity, it may elect not to renew this revolving line of credit when it comes up for renewal in mid-October. Our lender’s failure to renew our revolving line of credit could cause liquidity problems, as we currently rely on that line of credit for working capital to cover our inventory and receivables. There is no assurance that we would be able to obtain other sources of short-term financing. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
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
We have exhausted most all of the credit available under our debt facilities, as only $400,000 remains available under our revolving line of credit. We do not have further commitments for additional credit facilities from any lender. In the future, it is possible that our board of directors may deem it necessary for the Company to seek additional debt facilities to fund operations, depending on available working capital and the amount of funds generated from future operations. The recent subprime mortgage lending crisis, however, has contributed to the creation of an unfavorable credit environment, which could make it more difficult to obtain additional debt facilities. Furthermore, our recent failure to comply with the fixed charge coverage ratio requirements contained in our loan agreements and the going concern opinion contained in Note H to our footnotes may also make it challenging to obtain additional debt financing. There are no assurances that we would be able to obtain additional credit in the future if necessary.

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
Loan Covenants and Events of Default
Certain covenants in our financing agreements with our lender may restrict our operating flexibility. Certain of these covenants restrict our ability to declare and pay any dividends to our members or make any other distribution of assets to our members. We are permitted to make dividends and distributions only in limited circumstances, and provided that no event of default exists under the agreements. Currently, as of the date of our report, we are in default under the loan agreements. Additionally, these covenants may limit our ability to make certain capital expenditures, enter into certain transactions, or incur additional debt financing or further pledge our assets.
Our master loan agreement with our lender contains various financial covenants with which we must comply. We are required to continually maintain working capital of at least $4,000,000. “Working capital” is defined generally as our current assets less our current liabilities, as determined in accordance with Generally Accepted Accounting Principles. During the first two quarters of fiscal year 2008 we generally failed to comply with this working capital requirement. On April 3, 2008, we were provided official written notice of default from AgStar Financial Services, ACA (“AgStar”), the serving agent for the loans evidenced by our loan agreements with F&M Bank, due to our failure to have sufficient amounts of working capital on hand. On April 24, 2008, we received a second written notice from AgStar informing us that as a result of our default, the interest rate on all of our debt facilities with F&M Bank would be increased by 2.0%, which was effective as of August 1, 2008. We were also required to provide weekly borrowing base certificates effective as of May 1, 2008. However, as of the period ended June 30, 2008, our working capital had increased to approximately $4,592,110 and, accordingly, we are no longer in default under the working capital covenant. There is no assurance, however, that we will continue to maintain sufficient amounts of working capital to remain in compliance with this covenant in the future.
We must additionally attain certain levels of “tangible net worth” equal to the lesser of (i) our tangible net worth at the end of the immediately preceding fiscal year plus $500,000; or (ii) our tangible net worth at the end of the immediately preceding fiscal year plus our retained earnings at the end of the current fiscal year. “Tangible net worth” generally means the excess of total assets (certain assets are excluded from this determination) over total liabilities except “subordinated debt,” as that term is defined in the master loan agreement. The tangible net worth covenant is only measured on an annual basis at the end of each of our fiscal years. We failed to comply with this covenant as of our fiscal year ended September 30, 2007. However, our lender waived our noncompliance with the tangible net worth covenant as of our fiscal year ended September 30, 2007. Although our lender was willing to waive our past failure to comply with this covenant as of our 2007 fiscal year-end, there is no assurance that our lender will be willing to waive any future non-compliance with this covenant for our fiscal year ended September 30, 2008. Additionally, we are also required to maintain “tangible owner’s equity,” as that term is defined in our loan agreements, of at least 50% beginning at the end of the 24th month following the completion date of our plant. Accordingly, our tangible owner’s equity has not yet been measured.
We are further required to continually maintain a fixed charge coverage ratio of not less than 1.25 to 1.00, measured initially at the end of the 12th month following the completion of construction of our plant and at the end of each fiscal year thereafter. On May 31, 2008, our fixed charge coverage ratio was measured for the first time. Our ratio, however, failed to fall within the range established by our lender in our financing agreements. Failure to comply with the fixed charge coverage ratio, and any of these other covenants, constitutes an event of default under our loan agreements.

We may continue to fail to comply with loan covenants under our financing agreement, including the fixed charge coverage ratio. We may also fail to comply with additional covenants in the future, including the working capital covenant, or those that will be measured at dates subsequent to the period covered by this report or as of the end of our 2008 fiscal year, including the tangible owner’s equity and tangible net worth covenants. For so long as we continue to be in default under our loan agreements, our lender is entitled to take any one or more remedies, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on the Company’s real estate and its security interest in the Company’s personal property securing our loans. Such actions would have a material adverse impact on the Company’s financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shut-down of our plant.
Although our lender has refrained from excising some of its rights and remedies as of the date of this report pending additional performance by the Company, there can be no assurances that our lender will continue to forbear from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. Our default has caused doubts about our ability to continue as a going concern. See Note H to the financial statements contained in Item 1 of this report.
Additional Equity Capital
In order to provide adequate cash reserves sufficient to satisfy our lender and to comply with our loan covenants over the next 12 months, we anticipate that we will need to raise approximately $2-$4 million in additional equity capital in the near future. Subsequent to the period covered by this report, our lender instructed us that if we have not made definitive progress on our efforts to raise capital by approximately mid-October, it may elect not renew our $4.5 million revolving line of credit, which will also be due and payable and up for renewal as of mid-October. We have been in frequent communication with our lender regarding our plans for obtaining the necessary infusion of equity. We plan to attempt to raise this cash equity through the issuance of our membership units through one or more private placements. However, there is no guarantee that such an offering of our membership units will be successful or that we will be able to raise such capital within the timeframe desired by our lender. Current market conditions in the biodiesel industry, including high feedstock costs, small or nonexistent profit margins and excess production capacity, may make it difficult or impossible to raise sufficient equity through an offering of membership units. Additionally, the going concern opinion contained in Note H to the financial statements contained in Item 1 of this report may make our membership units an unattractive investment to some prospective investors. Furthermore, the recent subprime mortgage lending crisis has contributed to a weakened economy, which could create an unfavorable environment for raising equity. The board of directors also intends to explore and evaluate additional options for acquiring the necessary equity capital other than a private placement of membership units; however, there is no assurance that such alternatives will be available. If we are unable to raise the necessary capital in the near future (whether through an offering of membership units or otherwise) and we continue to be in default under our loan agreements, our lender may accelerate the amounts due under our loans, take possession of our real and personal property, and/or cause us to permanently cease operations at our plant. Accordingly, our members could lose some or all of their investment in the Company.
Government Programs and Grants
We were awarded additional debt financing in the amount of $400,000 from the Iowa Department of Economic Development (IDED), $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in sixty monthly installments of $5,000. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation of certain jobs. These loans are secured by a security interest in an irrevocable standby letter of credit. The $300,000 zero interest loan and the $100,000 forgivable loan was disbursed to the Company on January 11, 2008. In the event we are unable to satisfy these conditions, the $400,000 received from IDED may become immediately due and payable. We may be unable to satisfy these conditions in the event our lender accelerates the payments due under our loan documents and/or forecloses on its mortgage and security interests in our assets, causing the Company to permanently or temporarily cease operations. See “Loan Covenants and Events of Default” above.
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
As of June 30, 2008, the fair value of our derivative instruments relating to certain commodities, including soybean oil and home heating oil, is reflected as a liability on our balance sheet in the amount of $62,028. A profit of $170,026 was also included in our cost of goods sold on our statement of operations for our quarter ended June 30, 2008. This is due primarily to realized and unrealized losses on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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
Distribution to Unit Holders
As of June 30, 2008, the board of directors of the Company had not declared any dividends.
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
Item 3A(T). Controls And Procedures
Our management, including our principal executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended June 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
The loan agreements under which we obtained financing for the construction of our biodiesel plant contain restrictive covenants, including one with which we have failed to comply for the period ended June 30, 2008. We have undertaken significant borrowings to finance the construction of our biodiesel plant. Our loan agreements with our lender contains restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. See “Liquidity and Capital Resources.” As of our quarter ended June 30, 2008, we were not in compliance with the fixed charge coverage ratio covenant contained in our master loan agreement, which requires us to continually maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. Under our master loan agreement, the fixed charge coverage ratio is required to be measured initially at the end of the 12th month following the completion of construction of our plant and at the end of each fiscal year thereafter. On May 31, 2008, our fixed charge coverage ratio was measured for the first time. Our ratio, however, failed to fall within the parameters identified above and, accordingly, we were in default under our loan agreements. For so long as we remain in default under our loan agreements, our lender may elect to exercise any one or more remedies provided by the loan agreements and applicable law. Additionally, our lender may decide to accelerate the principal and interest payments due under our loan agreements or foreclose on its mortgage and security interests in the assets securing our loans. Such actions would have a material adverse impact on our operations and could cause us to permanently cease operations. Accordingly, our members could lose some or all of their investment in the Company in the event we continue to be in default under our loan agreements.

An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in our revenues. International sales, particularly sales in Europe, make up a significant portion of our current revenues. The European Union (EU) recently announced plans to launch antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on our biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers. Additionally, the European Commission may also impose a punitive injury margin on future biodiesel imports into Europe for a certain fixed amount of time. Accordingly, any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.
Because of the high cost of soybean oil, we are attempting to use alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We are currently producing some of our biodiesel from corn oil that we obtain from ethanol plants. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Furthermore, unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. The technology utilized by the ethanol plant which extracts the corn oil may also cause the suitability of the corn oil for the biodiesel production process to vary. These characteristics could cause corn oil-based biodiesel to be less desirable than other types of biodiesel. Furthermore, special technologies may be necessary to pretreat corn oil for utilization in the biodiesel production process. Accordingly, our use of alternative feedstocks such as corn oil may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. There may be disadvantages to the use of corn oil as a feedstock of which we are not yet aware. If as a result of the unique characteristics of corn oil, the demand or price we are able to receive for biodiesel produced from other feedstocks such as corn oil is less than what we can receive for biodiesel produced from other types of feedstock, our revenues could be negatively affected.
We may be unable to raise the additional equity capital necessary to cure our default under our loan agreements. We are currently in default under our loan agreements and our lender has instructed us that we need to raise additional equity in an amount sufficient to provide us with adequate reserves of cash to continue to satisfy our working capital covenant and to bring us into and maintain compliance with our other loan covenants over the next 12 months. See “Loan Covenants and Events of Default” for a description of the loan covenants with which we must comply. At this time, we anticipate that we will need to obtain approximately $2-4 million in equity capital in the near future to have adequate cash reserves on hand. We plan to attempt to raise additional capital through one or more private placements of our membership units. However, there is no guarantee that such an offering will be successful in raising the desired amount of capital or that we will be able to raise such capital in the timeframe desired by our lender. The going concern issues addressed in Note H to the financial statements contained in Item 1 of this report may make an investment in our units unattractive to potential investors. Further, due to current market conditions in the biodiesel industry, such as the increasing costs of soybean oil and animal fats, small or nonexistent profit margins, and excess biodiesel production capacity, we may be unable to attract sufficient numbers of investors to provide us with the necessary amount of equity. The recent subprime mortgage lending crisis and recent economic downturns may also make it more difficult to raise capital. Our board of directors will also explore and evaluate strategic business opportunities and other options to raise the necessary capital, although there is no guarantee that such alternatives will be available. In the event we are unable to raise any necessary capital in the timeframe desired by our lender, through an offering of membership units or otherwise, and we continue to be in default under our loan agreement, our lender may accelerate the payments due under our loan, take possession of the assets securing such loans, or cause the plant to permanently cease operations. This could result in our members losing all or substantially all of their investment.

There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note H to the accompanying financial statements, our non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, as well as a fixed charge coverage financial ratio and certain levels of tangible owner’s equity and tangible net worth. We failed to comply with the fixed charge ratio covenant, which was measured for the first time on May 31, 2008. During the first two quarters of fiscal year 2008, we failed to comply with the working capital covenant contained in our financing agreements. Although we did satisfy the working capital requirements as of the quarter ended June 30, 2008, there can be no assurance that we will continue to maintain sufficient levels of working capital to prevent us from defaulting on this covenant in the future. Failure to comply with any one or more of these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elects to foreclose its lien or security interest in such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
Our auditor’s doubts about our ability to continue as a going concern and current market conditions may make it difficult to raise any desired capital in the future. As discussed in Note H to the financial statements contained in Item 1 of this report, our current default under the loan agreements resulting from our failure to comply with the covenants contained therein has caused doubts about our ability to continue as a going concern. In order to fund our operations for the next 12 months and to cure our default under our financing agreements with our lender, we plan to attempt to raise approximately $2-4 million in additional equity capital or seek out other strategic business opportunities Our board of directors intends to attempt to raise such additional capital by selling additional units in the Company through one or more private placement offerings. However, the doubts relating to our ability to continue as a going concern expressed may make our units an unattractive investment for prospective investors. Current market conditions and prices, including high feedstock costs, may also make it difficult to attract potential investors. These factors, among others, may make it difficult to raise the necessary amount of equity capital. If we continue to be in default and are unable to acquire the necessary amount of equity capital, our lender may elect to accelerate payment of amounts due under our loans agreements, foreclose on its mortgage and security interests in the real and personal property securing our loans, or exercise any additional remedies available to it under the loan agreements or applicable law.
We may be unable to obtain additional debt facilities in the event our lender fails to renew our revolving line of credit. We have exhausted most of the funds available under our debt facilities and we do not have further commitments for additional credit from any lender. Our lender has indicated that if we have not made significant progress towards our goal of raising additional capital in an amount sufficient to permit us to continually maintain compliance with our loan covenants over the next 12 months, it may choose not to renew our $4.5 million revolving line of credit, which is up for renewal in mid-October. Our lender’s failure to renew this line of credit could cause us to have liquidity problems, as we may likely have sufficient amounts of working capital on hand to cover our inventory and receivables. Furthermore, as we move into the fall and winter months, we may generate less cash from revenues due to the fact that biodiesel demand typically decreases in these months, which could cause our liquidity problems to become more severe. In the event our lender does not renew the line of credit, it may be difficult to obtain another source of short-term debt financing. The recent subprime mortgage lending crisis has created an unfavorable credit environment and has caused lenders to tighten their lending requirements. Additionally, our default under our current loan agreements and the doubts about our ability to continue as a going concern expressed in Note H to the financial statements included in Item 1 of this report may make it difficult for us to obtain additional credit from other lenders. If we find it necessary to obtain additional credit facilities due to our lender’s failure to renew our line of credit and we are unable to do so, we may be forced to temporarily or permanently shut down our plant and our members could lose some or all of their investment.

The VEETC, a federal biodiesel tax credit on which we currently rely could expire on December 31, 2008, causing a material adverse affect on our future revenues. The Volumetric Ethanol Excise Tax Credit (“VEETC”), which was created by the American Jobs Creation Act of 2004, currently provides a tax credit of $1.00 per gallon of agri-biodiesel (biodiesel derived from virgin vegetable oils and animal fats) blended with petroleum diesel, and a tax credit of $0.50 per gallon of biodiesel made from non agri-biodiesel blended with petroleum diesel. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible in order to increase biodiesel use. This tax credit, however, is set to expire on December 31, 2008. The U.S. House of Representatives passed a bill for the Energy and Tax Extenders Act of 2008 in May 2008, which would extend the biodiesel tax credit for another year. However, the Senate has not yet taken any action on this bill. If the VEETC is not extended and the tax credit provided thereby is no longer available, we expect that we would have to raise our sale price of biodiesel by approximately $1.00 to offset the loss of the tax credit. The increase in our sale price could result in a decrease in demand for our biodiesel, which could have a material adverse affect on our revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of October 1, 2007 through June 30, 2008. None of our membership units were purchased by or on behalf of Central Iowa Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Central Iowa Energy during the period covered by this report.
Item 3. Defaults Upon Senior Securities.
For the period covered by this report, we were in default under the fixed charge coverage ratio covenant contained in our master loan agreement with our lender, F&M Bank. We are required to continually maintain a fixed charge coverage ratio of not less than 1.25 to 1.00, measured initially at the end of the 12th month following the completion of construction of our plant and at the end of each fiscal year thereafter. On May 31, 2008, our fixed charge coverage ratio was measured for the first time. Our ratio, however, failed to fall within the parameters provided in our financing agreements. Our failure to comply with the fixed charge coverage ratio covenant constitutes an event of default under our agreements, entitling our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosing on its mortgage and security interests in the collateral which secures our debt financing. Our lender has not notified us of its intent to exercise any other remedies as of the date of its report; however, if we continue to be in default, there is no assurance that the lender will continue to forebear from exercising such additional remedies.
Item 4. Submission of Matters to Security Holders.
None.
Item 5. Other Information.
On April 9, 2008, Bill Horan was elected as Vice Chairman of the Company and Don Huyser was elected as Treasurer of the Company. On April 9, 2008 our Chairman, Jim Johnson, and Secretary, Jeremie Parr, were re-elected to serve in their respective offices.
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

CENTRAL IOWA ENERGY, LLC
Date: August 14, 2008	/s/ John E. Van Zee
John E. Van Zee
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ Kimberly Smith
Kimberly Smith
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350