Form 10KSB
period 2008-09-30
Central Iowa Energy, LLC
filed 2008-12-22
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2008

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
26,672
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. $84,562,559
As of December 5, 2008, the aggregate market value of the membership units held by non-affiliates (based on the price at which the membership units were issued by the Company) was $23,559,000
As of December 5, 2008, there were 26,672 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2008.
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
PART I
ITEM 1. Description of Business.
Business Development
Central Iowa Energy, LLC was formed as an Iowa limited liability company on March 31, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant and engaging in the production of biodiesel and crude glycerin near Newton, Iowa. References to “Central Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Central Iowa Energy, LLC. Since April 2007, we have been engaged in the production of biodiesel and its primary co-product, glycerin. Our revenues are derived primarily from the sale and distribution of our biodiesel throughout the United States and abroad.
On April 5, 2007, our biodiesel production plant was substantially complete, and we commenced operations of the plant. We sold our first shipment of biodiesel on April 20, 2007. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion from our design-builder, Renewable Energy Group, Inc. (“REG”). Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year and is able to pretreat crude vegetable oil and crude animal fats for use in the biodiesel production process. This ability permits us to utilize lower-cost feedstock, such as animal fats, in place of higher-cost feedstock, such as soybean oil, to optimize our profits. Due to its cold flow properties, demand for biodiesel is typically lower in colder climates and typically declines in the colder fall and winter months and increases in the warmer spring and summer months. Demand for animal fat-based biodiesel may be particularly affected by climate and season, as animal fat-based biodiesel has a higher cold flow temperature than other types of biodiesel. See “Feedstock Cold Flow Properties” below. We have earned BQ-9000 Accreditation from the National Biodiesel Board and National Biodiesel Accreditation Committee. BQ-9000 is a voluntary quality assurance program which demonstrates that the quality control processes in place at a plant provide confidence that the biodiesel produced at the facility will consistently meet applicable American Society of Testing and Materials (“ASTM”) biodiesel specifications. We have engaged REG to manage and direct the general operations of our plant pursuant to our Management and Operational Services Agreement (“MOSA”) executed in August 2006. Pursuant to the MOSA, REG provides us with plant management, sales and marketing, and feedstock and chemical procurement services. In exchange, we pay REG a management fee based upon the number of gallons of biodiesel produced.
For the fiscal year ended September 30, 2008, we had produced a total of 20,260,368 gallons of biodiesel at our plant. This is significantly less than our annual nameplate production capacity of 30,000,000 gallons (or 2,500,000 gallons per month). During the fourth quarter of our fiscal year ended September 30, 2008, we also operated at significantly below our annual nameplate capacity. For the fourth quarter of fiscal year 2008, we produced 5,568,741 gallons of biodiesel, which is approximately 74% of our production capacity. However, in November 2008 we operated at a much lower capacity of approximately only 13% of our nameplate capacity due to decreased demand for biodiesel. For the first quarter of fiscal year 2009 as a whole, we anticipate that we will continue to operate substantially below our nameplate capacity at approximately 25%. Our failure to produce biodiesel at the levels of our nameplate capacity is primarily due to decreased biodiesel demand and our lack of available credit and liquidity issues. See “MANAGEMENT’S DISCUSSION AND ANALYSIS.” From time to time during the last quarter of our fiscal year ended September 30, 2008, we temporarily ceased operations for days or weeks at a time due to lack of feedstock, high product inventory, lack of biodiesel demand, maintenance and logistical activities, lack of contracts for the sale of our biodiesel at profitable prices, or a combination of one or more of the foregoing. We are not currently continuously operating our facility and we expect this decrease in operations to continue throughout the first quarter of fiscal year 2009. Instead, we are producing biodiesel only when we have received a contract for purchase of biodiesel and when we have sufficient cash on hand to acquire the necessary feedstock to cover our cost of operations. This helps ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. Our ability to produce is also limited by our available working capital. We expect to continue operating in this manner for the foreseeable future. We are currently producing biodiesel from not only vegetable oils, such as soybean oil and corn oil, but also animal fats. Approximately 78% of our biodiesel sold in 2008 was animal-fat blends.

We expect to spend the next several months operating our biodiesel plant to the extent feasible, producing biodiesel and glycerin, and marketing biodiesel and glycerin. We are currently experiencing liquidity concerns due to the reduction in our former $4.5 million line of credit, which matured in October 2008, to $2 million. This has significantly reduced our working capital and has made it more difficult to acquire the inputs necessary for production and to cover other operational costs. We do not currently have any additional credit available to us. Accordingly, we are utilizing cash collected from previous biodiesel sales to fund our purchase of feedstock for future production, to the extent that we have received biodiesel purchase contracts. Delays in collecting our receivables may therefore impede our ability to acquire the necessary feedstock for production requirements. We have suspended operations at times when we have insufficient cash on hand to acquire feedstock or cover operational costs and we anticipate that we will continue to operate in this manner in the foreseeable future. We also plan to produce only when, and only to the extent, that we have received a contract for the purchase of biodiesel. We are heavily dependent upon our manager and marketer, REG, to obtain contracts for the purchase of our biodiesel. At the present time, we do not have significant sales contracts for the first quarter of 2009.
We do not expect that our cash flow from continuing operations will alone be sufficient to fund our operations over the next several months and we anticipate that we will need to seek additional debt and/or equity financing to fund our operations in the next several months. As of our fiscal year ended September 30, 2008, we failed to comply with multiple covenants and ratios contained in our financing agreements with our lender and, accordingly, we are in default. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital Resources.” This has raised doubts about our ability to continue as a going concern. See Note I in the accompanying financial statements. In order to obtain additional debt and/or equity financing to fund our operations throughout the 2009 fiscal year and to comply with our loan covenants and financial ratios, our Board of Directors may consider pursuing any one or more of the following courses of action:
•	Raising equity through one or more private placement offerings or a state registered offering of the Company’s membership units;

•	Seeking additional sources of short-term debt financing and credit facilities;

•	Refinancing our current debt financing and credit facilities; or

•	Seeking strategic business opportunities, including with other biodiesel plants.
There can be no assurances that if we pursue any of the foregoing courses of action that they will be successful. We may consider pursuing other options in addition to those identified above.
Subsequent to the period covered by this report, we have engaged a consultant to assist us in locating prospective sources of equity or business partners and seeking additional debt financing. However, there is no guarantee that these efforts will be successful. It may be very difficult to raise equity or obtain additional credit, especially in light of the downturn in the country’s economy and the tightening of credit markets brought on by the collapse of multiple major U.S. financial institutions. If we cannot obtain additional equity and/or debt financing over the next several months, we may continue to temporarily cease operations for days or weeks at a time on an as-needed basis.
Additionally, in October 2008, subsequent to the period covered by this report and with the assistance of our lender, we obtained approval of a pre-application for a United States Department of Agriculture (“USDA”) loan guarantee. In order to pursue the USDA loan guarantee, we will have to complete the required application process and will need our lender’s sponsorship. Our ability to qualify for a USDA loan guarantee could make us a better candidate to receive additional debt financing or to refinance our debt financing. See “MANAGEMENT’s DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital resources.” If we do continue with the application process, there is no assurance that we will receive approval for a USDA loan guarantee in a timely manner or at all. Even if we do satisfy the requirements for the USDA loan guarantee, there can be no assurance that it will enable us to obtain additional debt financing or negotiate more favorable terms for our current debt facilities.

We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil, animal fats and corn oil from which our biodiesel and glycerin are produced; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; current and future legislation at the federal, state and/or local level; changes in biodiesel supports and tax incentives and the cost of complying with extensive environmental laws that regulate our industry. We are also affected by domestic and global economic conditions, such as the recent U.S. economic downturn and the tightening of domestic and global credit markets.
Principal Products
The principal products that we produce are biodiesel and crude glycerin. Our plant located near Newton, Iowa in Jasper County is designed to have an annual capacity to produce approximately 30,000,000 gallons of biodiesel.
Biodiesel
According to the National Biodiesel Board, biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources and is primarily used in compression ignition (diesel) engines and may also be used as home heating oil. Biodiesel provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed-quality fat and methanol, a gas which can be recycled and used again in the process. Biodiesel can be used in neat (pure) form or blended with petroleum-based diesel.
Biodiesel that is in neat form is typically designated in the marketplace as B100. The “100” indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum-based diesel. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For example, “B20” indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.
Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, B20 biodiesel may be used in most standard diesel engines without requiring any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less long-term engine wear as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this may cause breakdowns in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term, so fuel filters should be checked more frequently when first using biodiesel blends. These problems are less prevalent in blends that utilize lower concentrations of biodiesel.
Primary Co-Product — Crude Glycerin
Glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. Many of these uses, however, require refined glycerin. Our plant only produces crude glycerin and does not have the capability to refine glycerin. Also, glycerin produced from the production of animal fat-based biodiesel cannot be used in pharmaceutical products.

General Demand
The biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. In 2007, the Renewable Fuels Association reported that a record 6.5 billion gallons of ethanol were produced in the United States. However, the biodiesel industry produced only approximately 450 million gallons of biodiesel in 2007, constituting only a small part of the 60 billion gallon per year U.S. diesel fuel market and a fraction of the amount of 2007 ethanol production. Total 2007 biodiesel production is also significantly less than current national biodiesel production capacity. The National Biodiesel Board estimates that as of September 29, 2008 (the latest date for which information is available), national biodiesel production capacity totaled approximately 2.61 billion gallons per year. Some plants are currently closed and some do not currently operate at full capacity due to this excess production capacity and other economic factors. The National Biodiesel Board estimates that production capacity could increase by another 849.9 million gallons once the plants currently under construction or engaged in expansion, if completed, begin production.
Several factors could lead to an increase in biodiesel demand. Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter and sulfur. In addition, a 2007 study by the U.S. Department of Energy (DOE) and the U.S. Department of Agriculture (USDA) found that biodiesel has a positive energy balance: for every 3.5 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 3%. The increased lubricity reduces friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors. Further, the Environmental Protection Agency (EPA) Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate was cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
We also anticipate that the Renewable Fuel Standard (RFS), recently expanded by the Energy Independence and Security Act of 2007, as described below under “Government Regulation and Federal Supports,” may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that the RFS will increase demand for biodiesel, as it is estimated that current biodiesel production capacity already exceeds the 2012 RFS biomass-based diesel mandate. We also anticipate that the expanded RFS requirements will be satisfied primarily by corn-based ethanol and other types of ethanol, including cellulose-based ethanol, and could have little effect, if any, on the biodiesel industry in the short-term.
During the fourth quarter of the fiscal year ended September 30, 2008, our plant operated at approximately 74% capacity. As of November 2008, we operated at a much lower 13% of our nameplate capacity due to lack of demand for biodiesel. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. We also believe that the recent global economic downturn and the disruption of the financial and credit markets in recent months has depressed demand for biodiesel and fuel in general. We believe that we will operate at only approximately 25% capacity during the first quarter of fiscal year 2009 due to decreased biodiesel demand. If we continue to operate at less than full capacity, this would continue to have a negative impact on our revenues.
Sources and Availability of Raw Materials
Feedstock Cost and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant and widely used feedstock available in the United States. Our plant is capable of pretreating crude vegetable oil, including soybean oil and corn oil, and animal fats and utilizing the same to produce biodiesel. Animal fat has typically been less expensive to acquire than soybean oil and, accordingly, we attempt to use as much animal fat feedstock as possible when producing our biodiesel when such use would return greater profit margins. Animal fat biodiesel demand, however, does typically decline in the colder fall and winter months and, accordingly, our use of animal fats may decline during such months. Most of the feedstock used in biodiesel production in fiscal year 2008 was animal fats. In fiscal year 2008, we also began utilizing corn oil as a lower-cost feedstock alternative to soybean oil. We anticipate that we may continue to use corn oil as a feedstock source for so long as its use returns greater profit margins as compared to soybean oil.

In the event we cannot obtain adequate supplies of feedstock at affordable prices, our ability to operate profitably may be materially impaired. We may be forced to shut down the plant temporarily or even permanently. Due to the increased prices for our inputs, decreased demand for biodiesel and our liquidity issues, we have experienced temporary shutdowns and are currently operating well below our capacity. For the fourth quarter of the fiscal year ended September 30, 2008, our plant operated at approximately 74% of its capacity; however, for November 2008 our plant only operated at approximately 13% capacity. Plant shutdowns and increased feedstock costs may continue to reduce our revenues and the value of your investment.
Soybean Oil
The twenty-year average price for soybean oil is approximately 21 cents per pound. However, soybean oil prices have been extremely volatile, reaching record highs in the summer of 2008 and sharply declining thereafter. The USDA December 2008 Oil Crops Outlook report provides that the average November 2008 soybean oil price was approximately 31.6 cents per pound, which is significantly below the summer’s peak price and a 19-month low. The drop in soybean oil prices were likely caused by the changing global economic conditions triggered by the recent sharp decline in petroleum prices, recent failure of various major U.S. financial institutions, the passage of the federal government’s $700 billion bailout plan, the tightening of credit markets and the economic downturn experienced by the U.S. and other countries. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil prices in Iowa for the week of December 19, 2008 were even lower, ranging from 27 to 30 cents per pound. The USDA forecasted that these soybean oil prices may slightly increase during the 2008/2009 marketing season, with a predicted price range of 31.0 to 35.0 cents per pound. The charts below shows U.S. soybean oil prices over the past ten years and for each month in the 2007/2008 marketing year:
U.S. Soybean Oil Prices for the Past 10 Years

Marketing Year	Price (cents)
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03	(1)
2008/2009	31.0-35.0	(1)
U.S. Soybean Oil Prices for 2007-2008 Marketing Year

Month	Price (cents)
November	42.68
December	45.16
January	49.77
February	56.68
March	57.27
April	56.58
May	58.27
June	62.43
July	60.54
August	50.78
September	46.09
October	35.50
November	31.55	(1)

(1)	Preliminary Price

Data provided by USDA, Oil Crops Outlook Report, December 12, 2008
Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, continued increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil and sold. Any increase in the price of soybean oil without a corresponding increase in the price of biodiesel will negatively impact our ability to generate revenues and profits. Due to high soybean prices throughout most of the 2008 fiscal year, we have been using alternative forms of feedstock as substitutes for soybean oil to the greatest extent possible. These substitutes include animal fat and corn oil. However, prices for these alternative feedstocks have tended to increase along with the cost of soybean oil. Accordingly, we will continue to explore additional low-cost feedstocks.
Increased competition with other biodiesel plants for soybean oil may result in increased prices for soybean oil. Accordingly, the number of acres of soybeans planted and harvested can impact the price of and competition for soybean oil. In its December 2008 Oil Crops Outlook report, the USDA reported that a record 75.9 million soybean acres were sown in 2008. The USDA projects that soybean oil usage for biodiesel for 2008/2009 will be 18.0 billion pounds. The increase in the use of soybean oil for biodiesel production is expected to slow, as utilization of alternative feedstocks are on the rise.
Animal Fats and Other Alternative Feedstocks
Our plant is also capable of utilizing animal fats to produce biodiesel and, like soybean oil, animal fat prices have also increased over the past several years. Like soybean oil prices, animal fat prices peaked in the summer of 2008, and have since fallen as domestic and global economic conditions have worsened. Although prices for animal fats have declined from their recent peak, animal fat prices are nonetheless higher than their historical average. The USDA December 2008 Oil Crops Outlook report provides that the average November 2008 prices for lard and edible tallow were 26.40 and 18.13 per pound, respectively. The USDA predicted lard and edible tallow prices could increase slightly for 2008/2009, ranging from 27.5 to 31.5 cents per pound for lard and 20 to 24 cents per pound for edible tallow.
The charts below shows U.S. lard and edible tallow prices over the past ten years and for each month in the 2007/2008 marketing year:
Lard & Edible Tallow Prices for Past Ten Years

Marketing Year	Lard (cents)		Edible Tallow (cents)
1998/99	14.66		15.14
1999/00	13.64		13.21
2000/01	14.61		13.43
2001/02	13.55		13.87
2002/03	18.13		17.80
2003/04	26.13		22.37
2004/05	21.80		18.48
2005/06	21.74		18.16
2006/07	28.43		27.32
2007/08	40.85		41.68
2008/2009	27.5-31.5	(1)	20.0-24.0	(1)
Lard & Edible Tallow Prices for 2007-2008 Marketing Year

Month	Lard (cents)		Edible Tallow (cents)
November	33.78		36.88
December	32.66		35.28
January	33.01		38.53
February	38.33		44.33
March	46.00		48.39
April	43.04		44.25
May	42.27		41.88
June	44.93		46.61
July	52.82		48.61
August	46.50		41.94
September	41.73		39.53
October	37.07		26.97
November(1)	20.00	(1)	24.00	(1)

(1)	Preliminary Prices

Data provided by USDA, Oil Crops Outlook Report, December 12, 2008
We have also been using corn oil that we primarily obtain from ethanol plants as an alternative feedstock from time to time. We expect that, like animal fats, corn oil may be a less costly feedstock alternative to soybean oil, which reached record high prices during the past year. The USDA December 2008 Oil Crops Outlook report provides that the average November 2008 price for corn oil was 31.06 per pound, which was only slightly lower than the November 2008 price for soybean oil. The National Weekly Ag Energy Round-Up for the week of December 19, 2008 indicates that crude corn oil prices in the Midwest were slightly lower ranging from 24 cents to 26 cents per pound. Corn oil-based biodiesel has similar cold flow properties to those of soybean oil-based biodiesel and, accordingly, we may be able to continue to use corn oil as feedstock in the fall and winter months when demand for animal fat-based biodiesel could decrease. Corn oil, however, tends to cause a waxy substance to build-up during the production process. Unless a process for removing this waxy substance is developed, we expect that we will not be able to produce any biodiesel blends containing greater than 20% corn oil. The unique characteristic of corn oil could cause corn oil to be a less desirable feedstock than soybean oil and animal fat. See “RISK FACTORS” about the unique challenges of corn oil biodiesel blends. The amount of corn oil that we will be able to acquire will likely depend upon the rate in which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil.
In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant temporarily or permanently. Shut downs and increased feedstock costs may reduce our revenues from operations which could decrease or eliminate the value of our units.
Feedstock Cold Flow Properties
Because biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture, cold flow also becomes a primary factor in determining the type of feedstock to use. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates and in colder seasons. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. The following table represents the pour points for different types of fuels:

Type of Fuel	Pour Point
Soy-based Biodiesel (B100)	30ºF
Tallow-based Biodiesel (B100)	61ºF
No. 2 Petro Diesel (B0)	-30ºF
B2 Soy Blend with No. 2 Diesel	-25ºF
To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. However, we expect that REG, our marketer, will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns. We are currently producing biodiesel from soybean oil, corn oil, and animal fats. Approximately 78% of our biodiesel sales for fiscal year 2008 were animal fat biodiesel blends, which is a significant increase from fiscal year 2007. We produced a minimal amount of biodiesel from corn oil during fiscal 2008 as well.
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
Pretreatment Costs
Crude vegetable oils, such as crude soy and corn oil, and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil, corn oil and any animal fat or grease, removes the impurities and prepares the feedstock to go through the biodiesel production process. Some types of feedstock need more treatment than others. For example, virgin soybean oil can be easier and cheaper to pretreat than turkey fat, and turkey fat can be easier and cheaper to pretreat than beef tallow. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.

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
Feedstock Procurement
We entered into the MOSA with REG in August 2006 to provide management and marketing services for our facility. Under the MOSA, REG is responsible for arranging the purchase and procurement of the feedstock and chemical inputs necessary to produce biodiesel at our plant. Under the MOSA, REG will:
•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstock at competitive prices meeting specifications and in quantities adequate to satisfy the production schedule of our plant;

•	Negotiate for discounts on feedstock, where obtainable;

•	Arrange for transportation, logistics, and scheduling of feedstock deliveries;

•	Provide analysis and audit of bulk transportation providers;

•	Perform due diligence requirements for investigation of suppliers of the chemical inputs;

•	Provide analysis and audit of chemical suppliers;

•	Purchase chemical inputs at competitive prices meeting specifications for use in our plant;

•	Negotiate for discounts on the purchase of chemical inputs, where obtainable;

•	Procure adequate chemical inputs to meet our production schedules; and

•	Arrange for transportation, logistics, and scheduling services for chemical input deliveries by suppliers.
The inability of REG to obtain adequate feedstock for our facility at economical prices, or at all, could have significant negative impacts on our ability to produce biodiesel and on our revenues. See “MANAGEMENT’s DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS” for a discussion of the fees we pay REG under the MOSA for these services.
Utilities, Energy & Infrastructure
Our biodiesel plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We entered into agreements with providers of these utilities as follows:
Electricity. Our plant requires a significant supply of electricity to operate our plant. In May 2006 we contracted with Interstate Power and Light Company, a wholly-owned subsidiary of Alliant Energy Corporation, to install a new primary electric service at our facility, including an overhead metering location, transformers, cabling, and switchgear. We also entered into a separate agreement with Interstate Power and Light Company to supply our electricity needs, which is still in effect.
Water. Our plant requires approximately 120 gallons of water per minute. We entered into an agreement with Central Iowa Water Association in June 2006 to supply our water needs at a minimum of 50,000 gallons per month. The fee to connect to the Association’s existing water distribution system was $4,000 and we pay a minimum price of $246.91 per 50,000 gallons per month.
Natural Gas. Our plant requires a significant supply of natural gas to operate. We estimate that our plant requires approximately 1,750,320 therms of natural gas per year. In August 2007, we entered into a Natural Gas Transportation Service Agreement with Aquila, Inc. d/b/a Aquila Networks under which Aquila, Inc. agreed to transport and deliver natural gas supplies obtained by the Company for operation of our biodiesel plant. In exchange for Aquila, Inc.’s services, we agreed to pay Aquila, Inc. $150 per month for administration costs related to transportation services, the applicable sales tariff basic monthly charge, a capacity charge as set forth in the applicable sales tariff schedule, and a delivery charge for all volumes of natural gas received as set forth in the applicable sales tariff rate schedule. We will also be obligated to pay for fixed gas costs assigned to us under the applicable sales tariff rate and any charges that Aquila, Inc. incurs from a pipeline on behalf of the Company. The agreement was in effect for an initial term of one year from the date of commencement of services and continues thereafter from year to year until canceled by either party with notice.

Sewer. Pursuant to a private redevelopment agreement dated November 21, 2006, Jasper County agreed to construct sewer improvements for our biodiesel project site. The agreement authorizes Jasper County to finance these improvements through the issuance of bonds or notes. In return for these improvements, we were required to construct a thirty million gallon per year biodiesel plant requiring a total investment of at least $38,000,000 and to create at least twenty new full-time jobs at our plant and maintain such jobs until June 30, 2015. Also, we were required to enter into an assessment agreement with Jasper County to establish a minimum actual value of our property and related improvements for purposes of the calculation and assessment of our real property taxes. Our failure to comply with or satisfy any condition or covenant contained in the agreement will constitute an event of default. In such event, the County can exercise any one or more remedies against the Company, including, without limitation, holding the Company responsible for repayment of an amount equal to the sum of all costs incurred by Jasper County in connection with the construction of the sewer improvements or any other legal, equitable or administrative remedy available to it under the agreement or applicable law.
Energy Management. In June 2007, we entered into an energy management agreement with U.S. Energy Services, Inc. (U.S. Energy) under which U.S. Energy provides natural gas and electricity supply management services. Among these services, U.S. Energy reviews natural gas invoices for discrepancies, determines the most beneficial rate structure and method for securing natural gas supplies, negotiates transportation rates with natural gas pipelines and suppliers, and provides risk management services for natural gas, including making hedging recommendations. U.S. Energy also reviews electricity invoices for discrepancies, determines the most beneficial rate structure and method for securing electricity, investigates market conditions and negotiates favorable agreements with electricity suppliers, and analyzes electricity cost and usage. Finally, U.S. Energy evaluates energy tax exemption opportunities. Under this agreement, we pay U.S. Energy a monthly retainer fee of $0.05/MMBtu of natural gas consumed plus pre-approved travel expenses, which will increase four percent (4%) per year on June 1 of each year. Since June 1, 2008, our monthly retainer fee has increased to approximately $0.052/MMBts of natural gas consumed. In addition, if we decide to use U.S. Energy to provide hedging services, we will pay an additional fee of $0.01/MMBtu of natural gas consumed. This agreement will continue in effect for successive one-year terms unless terminated by either party. Under the agreement, we appoint U.S. Energy to act as its agent for purposes of managing our energy supplies and dealing with third parties in connection with energy-related matters.
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
Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. Government legislation that seeks to encourage the use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Recently, biodiesel has been identified as a potentially good substitute for diesel fuel in underground mining operations because it burns cleaner and leads to less air pollution, a feature that is very important in confined places such as mines. Further, biodiesel may be safer to handle in a mine setting where fire can be disastrous. Additional markets may become available as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs. However, biodiesel still only accounts for a very small percentage of the diesel fuel market as a whole. The biodiesel industry will need to continue to grow demand in order to sustain the price of biodiesel into the future.

Wholesale Market/Biodiesel Marketers
The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B100) biodiesel from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy of Chelsea, Massachusetts, Eco-Energy, Inc. of Franklin, Tennessee, and REG of Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. We have entered into an agreement with REG to market the biodiesel we produce at our facility. See “Distribution of Principal Products” and “Dependence on One or More Major Customers” below.
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
International Markets
Through our marketer, REG, we expect that a portion of our biodiesel may be sold abroad to international markets, particularly Europe. However, we are unable to track precisely where our biodiesel is delivered or how much of it is exported to Europe or other international markets. In some instances, we believe that international biodiesel sales may return greater profits than domestic biodiesel sales. However, the European Union is currently investigating alleged unfair trade practices engaged in by the U.S. biodiesel industry. See “RISK FACTORS.” This investigation could result in the imposition of tariffs and duties on U.S. produced biodiesel that is exported to Europe. This could drastically reduce our ability to sell biodiesel in the European market at a profit and may thereafter adversely affect our revenues.
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

The Effect of Cold Flow on Biodiesel Markets
Biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that REG will sell our biodiesel throughout the nation and abroad. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel typically diminishes in colder climates and during the colder fall and winter months as a result of cold flow concerns. Animal fat-based biodiesel has a higher pour point temperature than other types of biodiesel. Accordingly, demand for this type of biodiesel may fluctuate by season more than demand for biodiesel made from other types of feedstock.
Glycerin Markets and Demand
In 2006, excess production of glycerin caused the price of crude glycerin to decline dramatically. Since then glycerin prices have been experiencing a steady increase. REG currently markets the glycerin produced at our plant pursuant to our MOSA. However, oversupply of glycerin and low glycerin prices may limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.
We are not capable of refining the crude glycerin produced at our plant. Prices for refined glycerin are typically higher than prices for crude glycerin, which is produced by our plant. As of early December 2008, according to the Jacobsen Biodiesel Bulletin, average refined glycerin prices were approximately 30 to 40 cents per pound whereas crude glycerin prices were only approximately 4 to 8 cents per pound. Relatively higher refined glycerin prices have prompted some of our competitors, such as Cargill Inc. (Cargill) and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
Additional uses for glycerin are being researched. Research has been underway to develop technology that converts glycerin, a byproduct of biodiesel production, into ethanol. Ethanol made from glycerin may be cheaper to produce than ethanol made from corn, as glycerin does not require the extensive pre-processing steps required for corn. Research has also been underway to develop methods of converting glycerin into propylene glycol, which is a compound used in a variety of industrial products, including paints, polyester resins, lubricants, antifreeze and cosmetics. Accordingly, development of these technologies could increase the demand for glycerin. However, such technologies are still currently under development and there is no assurance that such technologies will become readily available or that they would increase demand for glycerin.
Distribution of Principal Products
We entered into a management and operational services agreement (“MOSA”) with REG, in August 2006 to provide management and marketing services for our facility. Under the MOSA, REG must utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at established prices. With respect to such services, REG agrees to provide:
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
Under the terms of the agreement, REG takes title to our products when loaded for delivery FOB the plant. The MOSA will continue in effect for an initial term until approximately May 1, 2010. The MOSA will thereafter automatically renew for successive one year terms unless either party provides 12 months written notice of termination to the other party.

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
Patent, Trademarks and Licenses.
As part of our design-build agreement with REG, Inc., REG, Inc. agreed to provide us a perpetual and irrevocable license to use any and all of its technology and propriety property related to or incorporated into the plant in connection with our operation, maintenance and repair of the plant.
Government Regulation and Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The Energy Policy Act of 2005, the Energy Independence and Security Act of 2007 and the American Jobs Creation Act have established the groundwork for biodiesel market development.
Renewable Fuels Standard
The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS, as amended by the EISA, does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-diesel requirements.
We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. As of September 29, 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand. We also anticipate that the expanded RFS will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.

On April 10, 2007 the EPA published final rules implementing the RFS program. The RFS program final rules were effective as of September 1, 2007. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th of each year for the following year. The 2008 RFS required that 7.76% of all fuel sold or dispensed to U.S. motorists be renewable fuel, which equates to approximately 9 billion gallons of renewable fuels. The EPA recently announced that the 2009 RFS blending requirement will be set at 10.21% to ensure that at least 11.1 billion gallons of renewable fuels are blended into transportation fuel. The RFS must be attained by refiners, blenders, and importers (called “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique renewable identification numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their applicable renewable volume obligation, which is based on the applicable annual RFS. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their renewable volume obligation. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS.
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
Federal Biodiesel Supports and Programs
The Energy Policy Act of 2005 provided for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is available through December 31, 2010. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because Central Iowa Energy is organized as a limited liability company, this credit passes through to its members and may be used as a credit against their federal income tax liability, subject to various limitations.
The American Jobs Creation Act of 2004 originally created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a tax credit of $1.00 per gallon for biodiesel. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC was set to expire on December 31, 2008, but was recently extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”). The VEETC, as extended by the EESA, contains a few significant changes. The law closes the so-called “splash and dash” loophole, which refers to the instances where biodiesel produced in foreign countries was transported to the United States, blended with a small percentage of diesel to claim the tax incentive, and then shipped to a third country for sale and use. Pursuant to EESA, biodiesel produced outside the United States will no longer qualify for the biodiesel tax incentive. The law also reduces the credit for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents. Although VEETC was recently extended for an additional year, it is now set to expire on December 31, 2009 and there can be no assurance that it will be renewed again in the future. The loss of the biodiesel tax incentive provided by the VEETC would increase our cost of production and have an adverse impact on our ability to generate a profit, and therefore could reduce the value of your investment.

The Energy Policy Act of 2005 also created incentives for alternative fuel refueling stations. The provision permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for biodiesel in the short-term, it may help raise consumer awareness of alternative sources of fuel and could positively impact future demand for biodiesel.
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
The Clean Air Act Amendment
Additionally, environmental laws such as the Clean Air Act Amendments that are aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring the reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011. Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact motor engines. On the other hand, biodiesel contains no sulfur (and therefore does not emit sulfur dioxide) and is able to supply lubricity, which makes biodiesel an attractive blending stock.
State Legislation
Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year. Similarly, in July 2008 Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.
Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
In May 2006, several laws were passed in Iowa for the purpose of expanding and funding consumer access to biodiesel and ethanol-blended fuels through a RFS and a series of retail tax credits. These laws provide retailers with an opportunity for cost-sharing grants. In addition, the laws provide certain incentives such as an Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019; a retail tax credit for biodiesel blends of $0.03 per gallon for retailers whose diesel sales include 50% or greater biodiesel blends; and an expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers. While this legislation does not specifically require increased use of biodiesel, it encourages renewable fuels usage in Iowa, including increased biodiesel consumption.

Effect of Government Incentives and Regulation
The biodiesel industry and our business depend upon continuation of the state and federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such state and federal biodiesel supports would make it more costly for us to produce our biodiesel and would increase our net loss and negatively impact our future financial performance.
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
Competition with Other Biodiesel Producers
We operate in a very competitive environment. Because biodiesel is a relatively uniform commodity, competition in the marketplace is predominately based on variables other than the product itself, such as price, consistent quality and, to a lesser extent, delivery service. Accordingly, the uniform nature of the product limits the competitive advantage that may be gained based upon unique or improved product features. Nevertheless, the consistent high-quality biodiesel produced by BQ-9000 certified plants is becoming the standard in the industry.
In 2007, approximately 450 million gallons of biodiesel were produced in the United States. As of September 29, 2008 (the latest date for which data is available), the National Biodiesel Board reported that there were 176 operating biodiesel plants in the United States with a total annual production capacity of 2.61 billion gallons. One of these plants was undergoing expansions to increase their annual production capacity. Another 39 plants were reported to be in the planning stages or under construction as of September 2008. The additional combined capacity of these plants under construction or expansion is estimated at 849.9 million gallons per year. Accordingly, biodiesel supply may already far exceed demand for biodiesel. Currently, there are 14 existing biodiesel plants in Iowa, including our plant, and at least 2 other companies have proposed new plants in Iowa. We expect that additional biodiesel producers will enter the market if the demand for biodiesel increases. As additional biodiesel plants are constructed and brought on line, we expect the supply of biodiesel to increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
We must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of soybean oil, animal fats and other feedstocks and raw materials. A majority of biodiesel plants, including many of the largest biodiesel producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. For example, research is currently underway to develop technology to produce biodiesel from alternative feedstocks such as algae. Furthermore, producers may design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that increased biodiesel production will continue to increase the demand and cost of not only soybean oil, but also animal fats and other inputs. We expect this will make it more expensive for us to produce our biodiesel from soybean oil alternatives, such as animal fat, and will reduce our profit margins from biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. This is because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins. If we continue to experience high feedstock costs for a sustained period of time, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated.

Many current plants are capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever types of feedstock provide the greatest return at any given time. This is beneficial because the cost of feedstock is the highest cost associated with biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity and lower nitrogen oxide (NOx) emissions. However, some purchasers of animal fat-based biodiesel may believe that it is not suitable for use during the winter months in colder climates due to its tendency to gel at higher temperatures than soybean oil-based biodiesel. This could limit our ability to sell animal fat-based biodiesel during winter months.
We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of our competitors have greater resources that we currently have or will have in the future. Large plants with which we compete include the 85 million gallon per year Archer Daniels Midland Co (ADM) canola-based plant in Velva, North Dakota; the 90 million gallon per year Green Earth Fuels multi-feedstock plant in Galena Park, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 80 million gallon per year soy-based biodiesel plant owned by Louis Dreyfus Agricultural Industries in Claypool, Indiana; and the 105 million gallon per year multi-feedstock GreenHunter Biofuels plant in Houston, Texas which recently became operational in July 2008.
Although most biodiesel plants are not equipped to process raw materials (such as soybeans) into feedstock (such as soybean oil), there are several of our competitors that have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply like we are. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill, Inc., Ag Processing, Inc. (AGP) and ADM. Cargill, AGP and ADM have significant crush capabilities throughout North America and are large suppliers of soybean oil and own and operate their own biodiesel plants in the Midwest. Cargill, Inc. owns a 37.5 million gallon plant in Iowa Falls, Iowa and AGP owns a 30 million gallon per year plant in Sergeant Bluff, Iowa, both of which process soy oil into biodiesel. ADM has constructed an 85 million gallon plant in Velva, North Dakota which processes canola oil into biodiesel. Also, increasing feedstock costs have spurred, and will likely continue to spur, additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.
Furthermore, we must compete with REG, the entity that currently manages our plant and markets our products. REG owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. Additionally, in June 2008, REG acquired a 35 million gallon per year plant in Houston Texas which now operates under the name REG Houston. REG previously planned to construct two additional biodiesel plants in Kansas and Louisiana; however, their plans to construct these plants have been put on hold due to unfavorable economic and industry conditions. Accordingly, we will be in direct competition with REG for the acquisition of inputs and the sale of our products. Our MOSA does not prohibit REG from providing marketing and sales services for our competitors.
There are currently 12 other active biodiesel plants in Iowa, other than our plant and REG’s Ralston, Iowa plant. These plants are listed below. However, because of current adverse economic conditions effecting the biodiesel industry, several of these plants have either curtailed production or stopped production completely.
•
Ag Processing Inc. (AGP) in Sergeant Bluff. This facility produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa. AGP has completed an expansion of its plant, increasing its production capacity to 30 million gallons per year.

•
Cargill Inc., located in Iowa Falls. Cargill’s facility has an annual production capacity of 37.5 million gallons. Cargill uses soybean oil as its primary feedstock and is located adjacent to its soybean crush facility.

•	Clinton County BioEnergy, L.L.C., located in Clinton, Iowa. This facility has capacity to produce 10 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.

•
East Fork Biodiesel, LLC, finished construction on its 60 million gallon per year plant in Algona, Iowa, currently making it the largest biodiesel producer in Iowa. However, this plant is not currently operating, and according to its most recent SEC filing, does not anticipate commencing regular operations until it is able to acquire sufficient amounts of working capital. This biodiesel plant was constructed by and is currently managed by REG and can only process refined soybean oil into biodiesel.

•
Freedom Fuels, LLC, located near Mason City, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year. This plant, however, filed for Chapter 11 bankruptcy reorganization in November 2008 and operations at the plant have been suspended.

•
Iowa Renewable Energy, LLC, located in Washington, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year, from either vegetable oil or animal fat. This biodiesel plant was constructed by REG and is currently managed by REG.

•	Tri-City Energy, LLC, located in Keokuk, Iowa. The facility has capacity to produce 5 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.

•	Riksch Biofuels L.L.C., located in Crawfordsville, Iowa, is capable of producing 10 million gallons of biodiesel each year.

•	Sioux Biochemical, Inc., located in Sioux Center, Iowa, is capable of producing 1.5 million gallons of biodiesel each year.

•
Soy Solutions of Iowa, LLC, located in Milford, Iowa. This is a “stand-alone” facility that purchases soybean oil from the market. The facility has capacity to produce approximately 2 million gallons of biodiesel annually, and utilizes virgin soybean oil as its sole feedstock.

•
Western Dubuque Biodiesel, LLC, located near Farley, Iowa. Western Dubuque Biodiesel has the capacity to produce 30 million gallons of biodiesel per year. It primarily utilizes soybean oil and is not capable of pretreating animal fats for use in the production process. This biodiesel plant was constructed by REG and is currently managed by REG.

•
Western Iowa Energy, LLC, located near Wall Lake, Iowa. Western Iowa Energy has the capacity to produce 30 million gallons of biodiesel per year and utilizes both vegetable oil and animal fats as its feedstock. This biodiesel plant was constructed by REG and is currently managed by REG.

In addition, at least two other companies have plants under construction in Iowa. Maple River Energy, LLC has a 5 million gallon per year facility under construction in Galva, Iowa. Finally, Soy Energy, LLC was constructing a 30 million gallon per year biodiesel plant in Marcus, Iowa, but has suspended plant construction at this time. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. None of these plants are currently under construction and a number have suspended additional development of their projects. However, if the proposed new plants and expansions are completed they will push Iowa biodiesel production capacity to more than 350 million gallons per year.

The following map produced by the National Biodiesel Board indicates the locations of most of the active plants in the United States as of September 29, 2007 (the last date for which data is currently available from the National Biodiesel Board). Active plants are those companies that are actively producing biodiesel. Companies in the earlier stages of the process are not represented on this map.
Commercial Biodiesel Production Plants (September 29, 2008)
Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf
The following table provides a list of the active biodiesel plants in the United States as of September 29, 2008, as reported by the National Biodiesel Board. Some newly constructed plants, are not listed.

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
AL
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soy
	Athens Biodiesel, LLC	Athens
	Eagle Biodiesel, Inc.	Bridgeport	30,000,000
	Green River Biodiesel, Inc.	Moundville		Soy
	Perihelion Global, Inc.	Opp	10,000,000	Multi Feedstock
AR
	Arkansas Soy Energy Group	DeWitt	10,000,000	Soy
*	Future Fuel Chemical Company	Batesville	24,000,000	Multi Feedstock
	Pinnacle Biofuels, Inc.	Crossett	10,000,000	Multi Feedstock
AZ
	Amereco Arizona, LLC	Arlington	15,000,000	Multi Feedstock
CA
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Community Fuels	Stockton	10,000,000	Multi Feedstock
	Energy Alternative Solutions, Inc.	Gonzales	1,000,000	Multi Feedstock
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	Renewable Energy Products, LLC	Santa Fe Springs	10,000,000	Multi Feedstock
	Wright Biofuels, Inc.	San Jacinto	5,500,000	Multi Feedstock
	Yokayo Biofuels, Inc.	Ukiah	350,000	Recycled Cooking Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
CT
	BioDiesel One Ltd	Southington	4,000,000	Recycled Cooking Oil
	Bio-Pur Inc.	Bethlehem	1,000,000	Multi Feedstock
FL
	Agri-Source Fuels, Inc.	Dade City	30,000,000	Multi Feedstock
*	World Energy Alternatives, LLC	Lakeland	18,000,000	Soy, Animal Fats, Yellow Grease
GA
	Alterra Bioenergy of Middle Georgia, LLC	Gordon	15,000,000	Multi Feedstock
	BullDog BioDiesel	Ellenwood	18,000,000	Multi Feedstock
	ECO Solutions, LLC	Chatsworth	25,000,000	Multi Feedstock
	Georgia Biofuels Corp.	Loganville	1,000,000	Multi Feedstock
	Middle Georgia Biofuels	East Dublin	1,500,000	Poultry Fat, Tallow
*	Peach State Labs	Rome		Soy
	Seminole Biodiesel	Bainbridge	10,000,000	Multi Feedstock
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soy
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	500,000	Multi Feedstock
	Pacific Biodiesel	Honolulu	1,000,000	Multi Feedstock
IA
*	AGP	Sergeant Bluff	30,000,000	Soy
*	Cargill	Iowa Falls	37,500,000	Soy
*	Central Iowa Energy, LLC	Newton	30,000,000	Multi Feedstock
	East Fork Biodiesel, LLC	Algona	60,000,000	Refined Vegetable Oils
*	Freedom Fuels, LLC	Mason City	30,000,000	Soy
*	Iowa Renewable Energy, LLC	Washington	30,000,000	Multi Feedstock
*	REG Ralston, LLC	Ralston	12,000,000	Multi Feedstock
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn, Soy
	Soy Solutions	Milford	2,000,000	Soy
	Tri-City Energy	Keokuk	5,000,000	Soy
*	Western Dubuque Biodiesel	Farley	30,000,000	Vegetable Oils
*	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
ID
	Blue Sky Biodiesel, LLC	New Plymouth	10,000,000	Soy
	Pleasant Valley Biofuels, LLC	American Falls
IL
	Diamond Biofuels	Maxon	500,000	Animal Fats, Recycled Cooking Oil
	Heartland Biodiesel, Inc.	Marion	3,000,000	Soy
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soy
	Midwest Biodiesel Products, Inc.	South Roxanna	30,000,000	Multi Feedstock
*	Stephan Company	Millsdale	22,000,000	Multi Feedstock
IN
	e-biofuels, LLC	Middletown	25,000,000	Multi Feedstock
	Evergreen Renewables	Hammond	5,000,000	Soy
	Indiana Flex Fuels	LaPorte	5,000,000	Multi Feedstock
	Integrity Biofuels	Morristown	10,000,000	Soy
	Louis Dreyfus Agricultural Industries, LLC	Claypool	80,000,000	Soy
KS
	Healy Biodiesel, Inc.	Sedgwick	1,000,000	Recycled Cooking Oil
	Krystal Clean Biofuels	Kansas City		Multi Feedstock
KY
*	Griffin Industries	Butler	1,750,000	Multi Feedstock
	Ownesboro Grain	Ownesboro	50,000,000	Soy
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soy
LA
	Vanguard Synfuels, LLC	Pollock	12,000,000	Multi Feedstock

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
MA
	MPB Bioenergy, LLC	Attleboro	500,000	Recycled Cooking Oil
MD
	Eagle Creek Fuel Services, LLC	Baltimore	1,000,000
	Greenlight Biofuels, LLC	Princess Anne	4,000,000	Multi Feedstock
	Maryland Biodiesel	Berlin	1,000,000	Soy
MI
	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Multi Feedstock
	NextDiesel	Adrian	20,000,000	Multi Feedstock, Corn Oil
	TPA Inc.	Warren	20,000,000	Multi Feedstock
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000	Multi Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
*	Minnesota Soybean Processors	Brewster	30,000,000	Soy
MO
	AGP	St. Joseph	29,900,000	Soy
	Global Fuels, LLC	Dexter	3,000,000	Multi Feedstock
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock
	Mid America Biofuels, LLC	Mexico	30,000,000	Soy
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock
	Paseo Cargill Energy, LLC	Kansas City	37,500,000	Soy, Animal Fats
	Prairie Pride	Deerfield	30,000,000	Soy
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Delta Biofuels, Inc.	Natchez	80,000,000	Multi Feedstock
	North Mississippi Biodiesel	New Albany	7,000,000	Soy
	Scott Petroleum Corporation	Greenville	20,000,000	Multi Feedstock
MT
	Earl Fisher Bio Fuels	Chester
NC
	Blue Ridge Biofuels	Asheville	1,000,000	Multi Feedstock
	Carolina Biodiesel, LLC	Durham
	Evans Environmental Energies, Inc.	Wilson	3,000,000
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock
	Gortman Biofuel, LLC	Winston Salem	100,000
	Leland Organic Corporation	Leland	30,000,000	Multi Feedstock
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Multi Feedstock
*	Piedmont Biofuels	Pittsboro	4,000,000	Multi Feedstock
	Triangle Biofuels Industries, Inc.	Wilson	3,000,000	Multi Feedstock
ND
	ADM	Velva	85,000,000	Canola
NE
	Horizon Biofuels, Inc.	Arlington	400,000	Animal Fat
	Northeast Nebraska Biodiesel, LLC	Scribner	5,000,000	Soy
	Wyobraska Biodiesel, LLC	Gering	10,000,000	Soy
NJ
	Fuel Bio One, LLC	Elizabeth	50,000,000	Multi Feedstock
	Innovation Fuels	Newark	40,000,000	Multi Feedstock
NM
	Rio Valley Biofuels, LLC	Anthony	750,000	Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	8,000,000	Multi Feedstock
NY
	Buffalo Biodiesel, Inc.	Tonawanda	1,500,000	Recycled Cooking Oil
	Northern Biodiesel, Inc.	Ontario		Soy

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
OH
	Agrifuels, LLC	Breman	1,000,000	Multi Feedstock
	American Ag Fuels, LLC	Definance	7,000,000	Multi Feedstock
	American Made Fuels, Inc.	Canton	5,000,000	Multi Feedstock
	Arlington Energy, LLC	Mansfield	4,000,000	Multi Feedstock
	Center Alternative Energy Company	Cleveland	5,000,000	Soy, Choice White Grease
	Jatrodiesel, Inc.	Miamisburg	5,000,000	Multi Feedstock
*	Peter Cremer	Cincinnati	30,000,000	Soy
	PK Biodiesel	Woodstock	5,000,000	Multi Feedstock
OK
	High Plains Bioenergy	Guymon	30,000,000	Multi Feedstock
	Tulsa Biofuels, LLC	Tulsa
OR
	Green Fuels of Oregon, Inc.	Klamath Falls	1,000,000	Canola
	SeQuential-Pacific Biodiesel, LLC	Salem	5,000,000	Multi Feedstock
PA
	Biodiesel of Pennsylvania, Inc.	White Deer	1,500,000	Soybean Oil
	Keystone BioFuels, Inc.	Shiremanstown		Multi Feedstock
	Lake Erie Biofuels	Erie	45,000,000	Soy
	Middletown Biofuels, LLC	Middletown	5,000,000	Soy
	Soy Energy, Inc.	New Oxford	1,500,000	Soy
	United Biofuels, Inc.	York	3,000,000	Multi Feedstock
	United Oil Company	Pittsburgh	5,000,000	Multi Feedstock
RI
	Mason Biodiesel, LLC	Westerly	2,500,000	Recycled Cooking Oil
	Newport Biodiesel, LLC	Newport	300,000	Recycled Cooking Oil
SC
	Carbon Neutral Solutions, LLC	Maldin
*	Carolina Biofuels, LLC	Greenville	50,000,000	Soy
	Ecogy Biofuels, LLC	Estill	30,000,000	Soy
	Southeast BioDiesel, LLC	N. Charleston	8,000,000	Multi Feedstock
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Multi Feedstock
TN
	Blue Sky Biodiesel, Inc.	Kingstong	3,000,000	Multi Feedstock
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Multi Feedstock
	Nu-Energie, LLC	Surgoinsville	5,000,000	Multi Feedstock
	NuOil	Counce	1,500,000	Multi Feedstock
	SunsOil, LLC	Athens	1,500,000	Multi Feedstock
TX
	Agribiofuels, LLC	Dayton	12,000,000	Multi Feedstock
	AgriMax Fuels, LLC	Channelview	3,000,000	Soy
*	Beacon Energy	Cleburne	12,000,000	Multi Feedstock
	Biodiesel of Texas, Inc.	Denton
	BioSelect Fuels (GBBLP)	Galveston	30,000,000	Multi Feedstock
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Cottonseed, Soy, Canola
	Central Texas Biofuels	Giddings	600,000	Waste Vegetable Oil
	Direct Fuels	Euless	10,000,000	Multi Feedstock
	Double Diamond Biofuels, Inc.	Dimmitt	8,000,000	Multi Feedstock
	Fuel & Lube, LLC	Richmond	1,000,000	Recycled Cooking Oil
	GeoGreen Fuels	Gonzales	3,000,000	Multi Feedstock
	Green Earth Fuels of Houston, LLC	Galena Park	90,000,000	Multi Feedstock
	GreenHunter BioFuels, Ltd.	Houston	105,000,000	Multi Feedstock
	Greenlight Biofuels, Ltd.	Littlefield	5,000,000	Multi Feedstock
*	Huish Detergents	Pasadena	15,000,000	Palm
*	Johann Haltermann Ltd	Houston	12,000,000	Multi Feedstock
	Momentum Biofuels, Inc.	Pasadena	20,000,000	Multi Feedstock
	New Energy Fuels, Inc.	Waller	5,000,000	Multi Feedstock
	New Fuel Company	Dallas	250,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	45,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,500,000	Multi Feedstock
	Red River Biodiesel, Ltd.	New Boston	15,000,000	Multi Feedstock
	REG Houston, LLC	Seabrook	35,000,000	Refined Vegetable Oils
	SAFE Renewable Corp.	Conroe	30,000,000	Multi Feedstock
	Valco Bioenergy	Harlingen	3,000,000	Recycled Cooking Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock
VA
	Cheasapeake Custom Chemical	Ridgeway	5,500,000	Multi Feedstock
	RECO Biodiesel, LLC	Richmond	10,000,000	Multi Feedstock
	Red Birch Energy, Inc.	Bassett	2,500,000	Multi Feedstock
	Virginia Biodiesel Refinery	West Point	7,000,000	Multi Feedstock
WA
	Central Washington Biodiesel, LLC	Ellensburg		Multi Feedstock
	Gen-X Energy Group, Inc.	Burbank	15,000,000	Multi Feedstock
	Imperium Grays Harbor	Hoquiam	100,000,000	Multi Feedstock
*	Seattle Biodiesel	Seattle	5,000,000	Soy, Canola
WI
	Best Biodiesel, Inc.	Cashton	10,000,000
	Sanimax Energy Inc.	Deforest	20,000,000	Multi Feedstock
	Walsh Bio Diesel, LLC	Mauston	5,000,000	Multi Feedstock
WY
	AC & S, Inc.	Nitro	3,000,000	Soy

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.
Competition from Other Fuel Sources and Additives
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Over the past several years, according to the Energy Information Administration, the price of diesel fuel steadily increased until reaching record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and thereafter declined sharply to approximately $2.41 as of December 15, 2008. Although the price of diesel fuel has decreased over the past several months, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Following the trend of diesel prices, biodiesel prices steadily increased over the past year to their peak in the summer of 2008, after which time they decreased. As of December 19, 2008, the National Weekly Ag Energy Roundup reports that B100 biodiesel prices in Iowa ranged from $2.60 to $3.06 per gallon, which is down from a range of $3.67 to $4.10 approximately one year ago. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.
At least one large oil company has recently announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. As a result of an Internal Revenue Service interpretation of the application of certain biodiesel tax credits created under the Energy Policy Act of 2005, renewable diesel processed in traditional petroleum-refining equipment is currently eligible for the blenders’ tax credit. Opponents of the recent IRS interpretation argue that the blenders’ tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the recent interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. However, the VEETC tax credit, as recently amended by the Emergency Economic Stabilization Act reduces the credit available for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents per gallon. In 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. Because renewable diesel is eligible for the 50 cent per gallon VEETC blenders’ tax credit, other large oil companies may also decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than we do and may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely affected.

In addition, the EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel, which has inherent lubricating properties. We expect to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of our members’ investment.
Glycerin Competition
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. It is estimated that every one million gallons of biodiesel produced adds approximately another 100,000 gallons of crude glycerin into the market. Accordingly, as biodiesel production has increased, the glycerin market has become increasingly saturated. As a result, glycerin prices dropped dramatically in 2006, with crude glycerin prices hovering around 2 cents per pound or less. Some plants were forced to give away glycerin, and according to the Jacobsen Publishing Company’s Biodiesel Bulletin, others paid 3 cents to 4 cents per pound to dispose of crude glycerin. However, as of September 2007, the Biodiesel Magazine reported that there had been a steady, gradual increase in glycerin prices. REG markets the glycerin produced at our plant under our MOSA. The average sales price we received for our glycerin during fiscal year 2008 was approximately 11 cents per pound. As of late November 2008, however, our per gallon sales price for glycerin declined slightly to approximately 7 cents per pound.
Excess glycerin production capacity may limit our ability to market our glycerin co-product, and we may even be forced to pay to dispose of our glycerin if prices decrease as they did in 2006. Low glycerin prices may also limit our ability to generate revenues through the sale of our co-product. This may negatively affect the profitability of our business. Additionally, some of our competitors, such as Cargill and ADM, have expanded their glycerin refining capacities due to relatively higher prices for refined glycerin when compared to the price of crude glycerin. In Iowa Falls, Iowa, Cargill has built a 30 million pound per year glycerin refinery near its 37.5 million gallon per year biodiesel production plant. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin.
Dependence on One or a Few Major Customers
We are highly dependent upon REG for the successful marketing of our products and the procurement of adequate supplies of the inputs needed to produce our products. We entered into the MOSA with REG, under which REG has agreed to market all of the biodiesel and glycerin produced at our biodiesel facility and to procure all of the feedstock and chemical inputs necessary for the production of biodiesel at our facility. See “Sources and Availability of Raw Materials – Feedstock Procurement” and “Distribution of Principal Products” above for a description of the services REG provides us pursuant to the MOSA. We do not have our own sales force or any other agreements with any third party for the marketing and sale of our products or the procurements of inputs. If REG breaches the MOSA or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel and our ability to generate revenues would be materially impaired. Our lack of a sales force and reliance on a third party to sell and market our products may place us at a competitive disadvantage. Further, any loss of our relationship with REG in relation to procurement of feedstock and other inputs could have a significant adverse impact on our ability to generate revenues, as we do not have any other agreements in place with additional suppliers for the acquisition of feedstock and chemical inputs. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units. Although we expect that we would be able to secure alternative marketers or feedstock suppliers if necessary, we have no agreements with alternative marketers or suppliers at this time and there is no assurance that we would be able to obtain them if necessary.

Furthermore, we are in direct competition with REG due to its ownership and management of other existing biodiesel plants and proposed biodiesel plants, and any failure by REG to comply with the terms of our MOSA could negatively impact our ability to generate revenues. The MOSA does not prohibit REG from providing services to our competitors, and its does not provide any procedures as to how REG will address any conflicts of interest that may arise during REG’s service to our plant and competitor plants. If REG places the interests of other biodiesel plants which it owns or manages ahead of our interests, our profitability may be negatively impacted. See “DESCRIPTION OF BUSINESS – Competition” and “RISK FACTORS.”
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Newton for the discharge of our wastewater into its wastewater disposal system. We are now subject to ongoing environmental regulation and testing. Thompson Environmental Consulting, Inc. assisted us in obtaining all of our required permits and continues to provide us assistance in ongoing permitting matters. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. We estimate that we will spend approximately $20,000 in complying with federal, state, and local environmental laws over the next twelve months.
The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which would increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.
We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
As of December 2, 2008, we had 28 full-time employees. We do not expect to hire any more employees in the near future, as the current number of employees suits our needs. The chart below summarizes the type and number of positions that we employ as of December 2, 2008.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	16
Accounting Manager	1
Mechanic	1
Electrician	1
Administrative Assistant	1
Shipping/Receiving	4
Operations Supervisor	1
Quality Assurance Manager	1
Laboratory Technician	1
Accounting Assistant	1
Total	28

Our general manager and operations manager are employed by REG and placed at our facility pursuant to our MOSA. Our current general manager, Derek Winkel, and operations manager, Phil Abels, were both hired by REG. We directly employ all other employees and have sole responsibility for the terms and conditions of their employment. Pursuant to the MOSA, REG assists us in hiring and training our personnel and provides human resources and payroll assistance. The compensation and benefits associated with the position of general manager and operations manager are paid by REG. We are responsible for other staff and personnel costs.
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
In March 2007, we entered into an Industrial New Jobs Training Agreement with Des Moines Area Community College (DMACC) in Ankeny, Iowa for the establishment of a new jobs training program to educate and train employees of Central Iowa Energy. The services provided pursuant to this program include management and supervisory training, technical and safety training, and professional job skills training. The program will also include training materials. Up to $76,000 is available for training under this program. The agreement provides that DMACC will issue training certificates to provide funding for the project. DMACC’s project costs will be paid by incremental property taxes to be derived from the Company’s business, the receipt of a portion of the increased payroll withholding tax revenues resulting from the creation of the new jobs, and, if such funds are insufficient, the Company’s funds. The term of the agreement will not exceed ten (10) years. The Company will be required to pay the project costs to the extent that the new jobs credit from withholding and incremental property taxes are insufficient to pay the project costs, including the principal and interest on the certificates. DMACC has issued training certificates and raised funds for the program. We are currently diverting payroll withholding tax for payment towards the program costs. Approximately $75,000 of funds remain available for training cost reimbursement under this program.

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
Risks Related to Our Business
We have a limited operating history. We organized our company in March 2005 and commenced production of biodiesel at our plant in April 2007. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these RISK FACTORS. Many of these factors are outside of our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. There is no assurance that our future financial performance will improve. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short amount of time. Some of these risks relate to our potential inability to:
•	effectively manage our business and operations;

•	recruit and retain key personnel;

•	develop new products that complement our existing business; and

•	obtain sufficient amounts of credit and capital to support our business operations.
If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.
We have a history of losses and may not ever operate profitably. For our fiscal years ended September 30, 2008 and 2007, we incurred a net loss of $2,414,438 and $3,046,370, respectively. There is no assurance that we will be successful in our efforts to operate the biodiesel plant or that we will be able to operate profitably. We commenced production of biodiesel in April 2007. The biodiesel industry is experiencing volatile raw material costs that are higher than their historical average and decreasing biodiesel prices, making profit margins very small or nonexistent. This has resulted, and may continue to result, in a situation where our costs of producing biodiesel are more than the price we receive for our biodiesel. We have also been experiencing decreasing demand for our biodiesel. As of our quarter ended on September 30, 2008, based on our 30 million gallons per year nameplate production capacity, we operated at approximately 74% of our nameplate capacity. During November 2008, we were only operating at approximately 13% of our nameplate capacity. Should we continue to endure high and/or volatile raw material costs without an increase in the price we receive for our biodiesel, we may have to continue to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
Several biofuels companies throughout the country have recently filed for Chapter 1l bankruptcy due to industry and economic conditions, and we may also be forced to consider filing for bankruptcy protection in the event that economic conditions and our liquidity problems do not improve. In November 2008, Freedom Fuels, LLC, a biodiesel plant located near Mason City, Iowa, filed for Chapter 11 bankruptcy. Other biofuels companies, including one of the country’s largest ethanol producers, VeraSun Energy Corporation, have also filed for Chapter 11 bankruptcy. A Chapter 11 bankruptcy is a form of bankruptcy in which a trustee is appointed to reorganize a company with the intent that the company will continue to operate.  The existing claims of security holders are likely to be reduced or replaced with different claims; however, both creditors and owners vote to approve the plan before the reorganization is confirmed by court action and becomes effective.  A Chapter 11 bankruptcy differs from a Chapter 7 bankruptcy in that the assets of a company are liquidated in a Chapter 7 bankruptcy and it is not anticipated that the business will continue to operate.  Unfavorable worldwide economic conditions, the decreasing availability of credit, and volatile biofuel prices and input costs have likely contributed to the necessity of these bankruptcy filings. We are also experiencing liquidity problems due to our lack of credit and low cash reserves, which are resulting from the recent reduction of our revolving line of credit from $4.5 million to $2 million in October 2008, the general decrease in demand for biodiesel that the industry is currently experiencing, our lack of biodiesel sale contracts and the unfavorable economic conditions that are currently prevailing in the U.S. and abroad. We anticipate operating at significantly below our nameplate production capacity for the first quarter of 2009 due to decreased biodiesel demand and lack of significant biodiesel sale contracts. If our current liquidity problems persist and we are unable to generate sufficient revenues from the sale of our biodiesel, we may also have to consider bankruptcy as an option to cope with our financial difficulties. This could reduce or eliminate the value of our members’ investments in the Company.

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
Our business is sensitive to demand for biodiesel and glycerin. Our results of operations and financial conditions are significantly affected by the demand for our biodiesel and glycerin. As of November 2008, we were operating at approximately only 13% of our nameplate capacity, due to decreased demand for biodiesel. Although we anticipate producing at a higher percentage of our nameplate capacity in the future, market forces will likely require us to continue operating significantly below our nameplate capacity in the short-term. If we operate at less than full capacity for a sustained period of time, our ability to generate revenues and our profit margins will decrease.
Our business is sensitive to feedstock costs. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Biodiesel production at our plant requires significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the costs of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. As a result, increased feedstock cost may result in decreased profits. If we continue to experience a sustained period of high or volatile feedstock costs, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant.
Our biodiesel plant processes primarily soybean oil and animal fats, and the cost of feedstock represents approximately 70%-90% of our cost of production. Historically, the price of soybean oil has been volatile, with increased volatility occurring recently. The USDA December 2008 Oil Crops Outlook report provides that the average November 2008 soybean oil price was 31.55 cents per pound, which is significantly lower than the summer’s peak price and a 19-month low. The sharp drop in soybean oil prices have likely been affected by the rapidly changing global economic conditions. Soybean prices may also be affected by other market sectors, as soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies typically crush soybeans based upon demand for livestock feed and they will not likely increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market. Animal fat prices have also been increasing from their historical average prices, as their prices tend to move in relation to the price of other feedstocks such as soybean oil. The USDA December 2008 Oil Crops Outlook report states that the November 2008 prices for lard and edible tallow were 26.40 cents and 18.13 cents per pound, respectively, which are a significant decline from the peak prices experienced in the summer of 2008. If the cost of animal fat increases as it did during most of fiscal year 2008, the cost advantages of utilizing animal fats as a primary feedstock may diminish and our profits will be negatively affected. We also expect that competition for raw soy oil, animal fats and other feedstock from other biodiesel producers may increase our cost of feedstock and harm our financial performance and reduce our profits. Any inability to obtain adequate quantities of feedstock at economical prices will result in increased costs and result in increased losses.
We are in competition with REG, our plant manager and product marketer, which could place us at a competitive disadvantage and cause a conflict of interest for REG. We have contracted with REG for management, feedstock procurement and marketing services for our plant. We are highly dependent upon REG to procure our inputs and market our products. We are also highly dependent upon REG’s experience and relationships in the biodiesel industry and its knowledge regarding the operation of the plant, as REG was also the design-builder of our plant. Further, if our plant should fail to operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facilities in Ralston, Iowa and Houston, Texas and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG, our current plant manager and product marketer, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facilities and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant and marketing our products. Although we have entered into a management and operational services agreement with REG for management and marketing services, there is no assurance that REG’s performance of these services is not compromised by its own biodiesel production operations.

Increases in the price of natural gas could reduce our profitability. Our results of operations and financial condition are significantly affected by the cost and supply of natural gas. Changes in the price and supply of natural gas are subject to and determined by market forces over which we have no control. Natural gas has recently been available only at prices exceeding historical averages. These prices will increase our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture biodiesel for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent upon our directors to govern the business of the biodiesel plant. Most of our directors are experienced in business generally but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on the time and attention of such directors. Pursuant to the MOSA, REG previously hired Derek Winkel to be general manager and Phil Abels to be operations manger of our plant, each of whom do have experience with production facilities. However, REG may not be successful in retaining such individuals because of the competitive market for such individuals. New plants are continually being constructed and there are a limited number of individuals with expertise in this area. In addition, REG may have difficulty in attracting other competent personnel to relocate to Iowa in the event that such personnel are not retained. REG’s failure to attract and retain such individuals could limit or eliminate any profit that we might make and could result in our failure. If Central Iowa Energy fails, our members could lose all or substantially all of their equity interest.
Our exclusive reliance on REG to manage our plant, procure our inputs and market our products could damage our profitability if REG fails to perform its obligations under the MOSA. We are highly dependent upon REG to manage our plant, procure our inputs and market our products pursuant to our MOSA. We do not have a soy crushing facility to supply our own raw soybean oil and we do not have any arrangements with other suppliers of feedstock. Rather, we depend upon REG to acquire our feedstock from third parties. If REG is unable to provide us with adequate feedstock or other inputs, we may have to decrease or halt operations which would adversely affect our ability to generate profits and adversely affect our financial obligations
In addition, we do not have a sales force of our own to market our biodiesel and glycerin and are highly dependent upon REG to market our products. If REG breaches the terms of the MOSA or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel and glycerin. Our lack of a sales force and reliance on REG to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could adversely affect our financial position.
If REG does not perform its obligations as agreed, we may be unable to specifically enforce our agreement. Our reliance on REG may place us at a competitive disadvantage. Any loss of this relationship with REG may result in the failure of our business. Significant costs and delays would likely result from the need to find other plant managers, feedstock suppliers, consultants or product marketers. In addition, any failure to perform under our MOSA by REG may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our members could lose all or substantially all of their investment in the Company.

We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on commodities in the biodiesel production process, such as soybean oil and home heating oil, Hedging activities themselves can result in increased costs because price movements in soybean oil contracts, home heating oil contracts, and other commodity contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, home heating oil and other commodities. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant. If we realize losses with respect to our derivative instruments, our net loss could increase.
The effectiveness of our hedging strategies with respect to soybean oil is dependent upon the cost of soybean oil and other commodities and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. Alternatively, we may choose not to engage in hedging transactions. As a result, our results of operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
Risks Related to Operation of the Biodiesel Plant
We depend on key suppliers, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of our units. We are highly dependent upon REG’s experience and relationships in the biodiesel industry and its knowledge regarding the operation of the plant. Further, if our plant does not continue to operate to the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG may not be able to address such deficiency in an acceptable manner. Failure to do so could cause us to cease production of biodiesel, either temporarily or permanently, which could damage our ability to generate revenues and reduce the value of our units.
We are highly dependent upon REG to procure our inputs and market our products. If REG does not perform its obligations pursuant to our MOSA we may be unable to specifically enforce our agreement which could negatively affect the value of our units. Our reliance on REG may place us at a competitive disadvantage. Our reliance on REG is of particular concern given that REG owns and operates biodiesel plants near Ralston, Iowa and Houston, Texas, and previously announced its desire to increase biodiesel production through additional wholly-owned and third-party managed biodiesel plants, although these plans have been put on hold for the time being. This means that REG and its affiliates are competitors for many aspects of our business including: feedstock procurement, biodiesel marketing, as well as management services and employees.
We are highly dependent upon REG or its affiliates for the operations of the plant. Should REG fail to perform under the MOSA in any manner significant to our operations, our business could fail and our members could lose some or all of the value of their investment.
Technological advances could significantly decrease the cost of producing biodiesel or result in the production of higher-quality biodiesel, and if we are unable to adopt or incorporate technological advances into our operations, our plant could become uncompetitive or obsolete. We expect that technological advances in the processes and procedures for processing biodiesel will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our plant less efficient or obsolete, or cause the biodiesel we produce to be of a lesser quality. Advances and changes in the technology of biodiesel production are expected to occur. These advances could also allow our competitors to produce biodiesel at a lower cost than we are able. Our plant is a single-purpose facility and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than our competitors, which could cause our plant to become uncompetitive or obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by significantly increasing our operating costs, as well as reducing our net income or increasing our net loss.

Risks Related to Biodiesel Industry
The recent downturn in the U.S. economy has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The U.S. stock markets tumbled in September, October and November 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also sought and been granted government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these additional economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2009. As of November 2008, we operated at only approximately 13% of our nameplate biodiesel production capacity, and we anticipate that during the first quarter of 2009 as a whole that we may only operate at approximately 25% of our nameplate production capacity. We also do not have significant sales contracts lined up for the remainder of the first quarter of 2009. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
The recent decline in crude oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price for biodiesel is correlated to the price for diesel, as biodiesel is used primarily as a diesel additive. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by crude oil prices. The recent global economic downturn has resulted in a rapid decline in crude oil and diesel prices. In November 2008, crude oil prices fell to their lowest level in more than three years, dropping below $50 a barrel, down from approximately $150 a barrel in July 2008. Additionally, average retail diesel prices have declined by approximately 40% since July 2008. Following the trend of crude oil and diesel prices, biodiesel prices have also fallen since July 2008. If crude oil and diesel prices remain low or decline even further, biodiesel prices will also likely remain low or decline further. This could make it difficult for us to produce and sell biodiesel at a profit and you could lose some or all of your investment as a result.
An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in our revenues. International sales, particularly sales in Europe, made up a portion of our revenues for fiscal year 2008. The European Union (EU) is currently conducting antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe based on complaints from the European Biodiesel Board (EBB). Based on complaints from EBB, the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on our biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which we must sell our biodiesel in European markets, making it difficult or impossible for us to compete with European biodiesel producers. Additionally, the European Commission may also impose a punitive injury margin on future biodiesel imports into Europe for a certain fixed amount of time. Accordingly, any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.

The EPA’s delay in implementing the RFS requirement that 500 million gallons of biomass-based diesel be blended into the national diesel pool in 2009 may hinder stimulation of demand for biodiesel that may have otherwise been created by the 2007 amendments to the RFS program. The Energy Independence and Security Act of 2007 (EISA) amended the Renewable Fuel Standard (RFS) program originally created by the Energy Policy Act of 2005 by increasing the amount of biofuels that are required to be blended into the national diesel pool annually through 2022. The EISA created a biodiesel mandate requiring that 500 million gallons of biomass-based diesel fuel be used in on-road fuel in 2009, increasing to 1 billion gallons in 2022. However, in November 2008, the EPA announced that the RFS in 2009 program will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the EISA does not have to be blended into U.S. fuel supplies in 2009. The EPA indicated that this is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA biomass-based diesel mandate. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-based diesel requirements. Accordingly, the EPA’s delay in implementing the RFS biomass-based diesel mandate may hinder any growth in biodiesel demand that may have otherwise been created if the 2009 mandate was implemented as originally anticipated. Any future delays in the implementation of the RFS biomass-based diesel mandate could cause stagnant biodiesel demand, which could adversely affect our ability to generate profits.
Two of our customers have defaulted on their contracts for the purchase of our biodiesel, which could cause significant decreases in our revenues and exacerbate our liquidity problems. Through REG, we previously obtained contracts from certain customers for the purchase of approximately 750,000 gallons of our biodiesel. Most of the product to fill the contracts had been produced by September 30, 2008 and shipped to an offsite storage facility. As a result it is included in our inventory as of September 30, 2008. As of November 2008, however, these customers had defaulted on their obligation to purchase our product. REG has been working to find alternative purchasers for this inventory, but there is no guarantee when or if REG will be able to do so. Due to the decline in biodiesel prices since fiscal year end, we will likely be required to sell this biodiesel product at a price lower than the contract price at which these customers ordered this biodiesel and possibly at a price less than the September 30, 2008 fair market value of the inventory. If this should occur, we may incur a loss on the sale of this biodiesel. The failure by third parties to purchase our biodiesel pursuant to the terms of their commitments may adversely impact our ability to generate revenues, especially if we are unable to find substitute purchasers for our biodiesel in a timely manner. Additionally, the inability to sell and obtain payment for our products may exacerbate our liquidity problems, as these contract defaults will reduce the cash we are able to receive from our operations. See “MANAGEMENT’s DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Liquidity and Capital Resources.” The recent upheaval in the financial and credit markets and the global economic downturn may make it more difficult for other customers to satisfy their biodiesel purchase commitments in the future. This could have a material adverse affect on our revenues, financial performance and liquidity.
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2007, approximately 450 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce almost 7% of the 2007 domestic production. The National Biodiesel Board estimates the current dedicated U.S. biodiesel production capacity of existing biodiesel plants as of September 29, 2008 (the latest date for which information is available) is approximately 2.61 billion gallons per year. Further, plants under construction and expansion as of September 29, 2008, if completed, are expected to result in another 849.9 million gallons of annual U.S. biodiesel production capacity, for total annual production capacity of approximately 3.46 billion gallons. Thus the current annual production capacity of existing plants far exceeds 2007 annual biodiesel consumption, and will likely far exceed 2008 biodiesel consumption. As production capacity increases, our competition with other biodiesel producers for the sale of our products increases, especially if there is not a corresponding increase in demand for biodiesel. Many biodiesel plants do not operate at full capacity due to the discrepancy between annual domestic biodiesel consumption and annual U.S. biodiesel production capacity. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy, which may be due in part to an increase in national excess production capacity without a corresponding increase in biodiesel demand in combination with the worsening economic conditions. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below current production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory and judicial decision makers and help resolve commercial disputes. Excess production capacity likely exists in the domestic biodiesel market. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, we may be forced to suspend production at our plant and the value of your units could be decreased or eliminated.

Excess capacity in the biodiesel industry may cause increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil, animal fats and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. The U.S. biodiesel industry is expected to produce an estimated 1.4 billion pounds of glycerin between 2006 and 2015, according to an economic study by John Urbanchuk, director of LECG, LLC. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. In 2006, glycerin prices dropped dramatically, with crude glycerin prices hovering around 2 cents per pound or less. According to the September 2006 issue of Biodiesel Magazine, some smaller plants were even forced to essentially give away glycerin and some even had to pay to dispose of the glycerin. Since then, however, there has recently been a steady, gradual increase in glycerin prices. However, if the price of glycerin declines, our revenues will be adversely affected and we could even be forced to pay to dispose of our glycerin as plants were required to do in the past. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins. If we experience a sustained period of high feedstock costs, such pricing may significantly decrease or eliminate our profit margins. Furthermore, REG currently owns and operates two biodiesel plants and has also announced its desire to increase biodiesel production through wholly-owned and third-party managed biodiesel plants (however, based on SEC filings, these plans have been suspended due to market conditions). This means that our plant manager and product marketer, REG and its affiliates, are competitors for a limited supply of feedstock.
The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. As of September 29, 2008, the National Biodiesel Board estimated there were 176 active plants in the United States with an annual production capacity of 2.61 billion gallons annually. Another 39 plants were currently under construction and an additional 1 plant was expanding its existing operations. The additional combined capacity of these plants under construction is estimated at 849.9 million gallons per year and, if realized, would push national biodiesel production capacity to approximately 3.46 billion gallons per year.
We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs, such as soybean oil. Cargill, Inc., a large supplier of soybean oil, owns a 37.5 million gallon plant in Iowa Falls, Iowa. Another large corporation and supplier of soybean oil, ADM, has constructed an 85 million gallon plant in Velva, North Dakota to process canola oil into biodiesel. We also expect to compete with plants that are capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Additionally, Green Earth Fuels, LLC operates an 85 million gallon per year production facility in Houston, Texas and Imperium Renewables operates a 100 million gallon per year biodiesel plant in Grays Harbor, Washington, making these plants two of the largest biodiesel producers in the country. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. In light of such competition, lower prices for biodiesel may result which would adversely affect our ability to generate profits and adversely affect our financial obligations.

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
Risks Related to Biodiesel Production
Declines in the demand for and prices of biodiesel and its primary co-product will have a significant negative impact on our financial performance. Our revenues will be greatly affected by the price at which we can sell our biodiesel and its primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products, and domestic and global economic conditions. The total production capacity of biodiesel continues to expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.
As of November 2008, we are operating at only approximately 13% of our nameplate capacity due to decline in the demand for biodiesel. Historically, the demand for biodiesel follows a seasonal trend and demand decreases in colder months. We believe that the recent U.S. recession and global financial market turmoil may also depress biodiesel demand and prices. Biodiesel prices have significantly declined over recent months. We expect that we will operate at approximately only 25% capacity during the first quarter of the 2009 fiscal year due to decreased biodiesel demand. If we continue to operate at less than full capacity, this will have a negative impact on our revenues.
In addition, increased biodiesel production has lead to increased supplies of co-products from the production of biodiesel, such as glycerin. These increased supplies have led to lower prices for glycerin. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products will result in decreased revenues.
Because of volatile soybean oil prices, we are attempting to use alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We are currently producing some of our biodiesel from corn oil that we obtain from ethanol plants or other sources. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Furthermore, unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. This tends to cause a waxy substance to build-up in the process equipment during the production process. Unless a process for removing this waxy substance is developed, we expect that we will not be able to produce any biodiesel blends containing greater than 20% corn oil. The technology utilized by the ethanol plant which extracts the corn oil may also cause the suitability of the corn oil for the biodiesel production process to vary. These characteristics could cause corn oil to be less desirable than other types of feedstock. Furthermore, special technologies may be necessary to pretreat corn oil for utilization in the biodiesel production process. Accordingly, our use of alternative feedstocks such as corn oil may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. There may be disadvantages to the use of corn oil as a feedstock of which we are not yet aware. If as a result of the unique characteristics of alternative feedstocks like corn oil, the demand or price we are able to receive for biodiesel produced from such feedstocks is less than what we can receive for biodiesel produced from other types of feedstock, our revenues could be negatively affected.

The decreasing availability and volatile price of feedstock may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues. On December 12, 2008, the USDA reported the November average price of soybean oil was approximately 31.55 per pound, which is significantly lower than the summer’s peak price and a 19-month low. Although prices have sharply dropped from the record high prices experienced in the summer of 2008, the November average is still higher than historical averages. The twenty-year average price for soybean oil is approximately 21 cents per pound. In the USDA December 2008 Oil Crops Outlook Report, it was forecasted soybean oil prices may moderately increase during the 2008/2009 marketing season, with a predicted price range of 31.0 to 35.0 cents per pound. Soybean oil prices have been extremely volatile over the recent years. The declining global economic conditions brought on by the collapse of major U.S. financial institutions in the fall of 2008 and the disruption of the financial and credit markets likely contributed to the sharp drop in prices from the summer of 2008 through fall of 2008 However, demand, supply, acres planted, weather, soybean crush rates and many other factors can contribute to price volatility. Prices for animal fats have also been volatile in recent months, as they tend to correlate to the price of soybean oil. In a December 2008 Oil Crops Outlook Report, the USDA provided that the average November 2008 prices for lard and edible tallow were 26.40 cents and 18.13 cents per pound, respectively, which are down from their peak prices in the summer of 2008. These average prices, however, still exceed their historical averages. We expect that this volatility in feedstock costs will continue through the 2009 fiscal year. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, then we may be forced to shut down the plant, either temporarily or permanently. Shut downs or the persistence of recent high feedstock costs, or any further increase of feedstock costs, may reduce our profits from operations.
Our business is sensitive to feedstock costs and the availability of adequate supplies of feedstock. Changes in the cost and availability of our feedstock may hinder our ability to generate revenue and reduce the value of our units. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Changes in the cost and supply of feedstock are subject to and determined by market forces over which we have no control. REG has agreed to procure adequate quantities of feedstock for our plant at competitive prices. We still pay for our feedstock, however, and may pay varying prices for it, depending upon the terms under which REG can obtain feedstock. Because there is little or no correlation between the cost of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices then with feedstock market prices. As a result, increased feedstock costs may result in decreased profitability. If we experience a sustained period of high feedstock costs, such costs may reduce our ability to generate positive margins and our profit margins may significantly decrease or be eliminated which could decrease or eliminate the value of our units.
If it is necessary to temporarily cease operating our biodiesel plant for sustained periods of time for any reason, we might not be able to meet our current liabilities or our losses may be increased. If we are forced to temporarily cease operations at our biodiesel plant, either due to our inability to sell the biodiesel we are producing, feedstock costs, our lack of working capital and available credit, defects in our equipment at the plant, violations of environmental law, or any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. Failure to make the payments required under our loan agreements would constitute an event of default, entitling our lender to exercise any number of remedies, including foreclosure on its security interest in all of our assets. If the plant ceases to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
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

Competition from other sources of fuel may decrease the demand for our biodiesel. Although the price of diesel fuel has increased over the last several years and reached near record high prices earlier in 2008 before sharply decreasing in the fall and winter of 2008, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in decreased revenues.
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
Risks Related to Our Financing Plan
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated with the reduction of our revolving line of credit from $4.5 million to $2 million, the historically high cost of our raw materials, decreased demand for biodiesel, and the delay between when we purchase raw materials and when we receive payments from REG for sales of our finished products. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We also do not currently have significant cash reserves due to the payment we were required to make to pay down our former $4.5 million revolving line of credit upon its maturity in October 2008, and which was renewed for only $2 million. Accordingly, we are currently lacking sufficient working capital to fund continual operations at this time and, accordingly, we are only producing biodiesel when an order for our product has been placed and when we have sufficient cash on hand to acquire the necessary feedstock. Our lack of funds could cause us to scale back production at our biodiesel plant or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We are already not operating at full capacity. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis.
The recent downturn in the U.S. economy may affect our ability to obtain additional financing. In recent months the global equity markets have been disrupted and have experienced significant volatility. The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The collapse of these financial institutions and the continued volatility in the credit market may significantly decrease the availability of credit needed to fund our operations. The volatility of the equity markets may also inhibit our ability to secure the equity needed to fund our operations. The U.S. economy is also in the midst of a recession, with increasing unemployment rates and decreasing retail sales. A recession is expected to decrease availability of equity investment monies for our company as well. If we are unable to obtain the equity or debt financing needed to fund our operations in the future, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
The loan agreements under which we obtained financing for the construction of our biodiesel plant contain restrictive covenants, including those with which we have failed to comply for the year ended September 30, 2008. We have undertaken significant borrowings to finance the construction of our biodiesel plant. Our loan agreements with our lender contain restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, tangible net worth and tangible owner’s equity, as well as financial ratios, including a fixed charge coverage ratio. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS — Liquidity and Capital Resources.” These covenants may restrict our ability to make distributions on our units without the prior consent of our lender. Additionally, failure to comply with these covenants may constitute an event of default under our loan agreements. As of our year ended September 30, 2008, we were not in compliance with the tangible net worth and working capital covenants and the fixed charge ratio requirement contained in our financing agreements with our senior lender.

Our failure to satisfy these financial covenants and ratios constitutes an event of default under our financing agreements. For so long as we remain in default under our loan agreements, our lender may elect to exercise any one or more remedies provided by the loan agreements and applicable law, which include acceleration of the principal and interest payments due under our loan agreements or foreclosure on the lender’s mortgage and security interests in all of our assets. Such actions would have a material adverse impact on our operations and could cause us to permanently cease operations. Accordingly, our members could lose some or all of their investment in the Company in the event we continue to be in default under our loan agreements.
We may be unable to raise the additional equity capital necessary to cure our default under our loan agreements. We are currently in default under our loan agreements and our lender has instructed us that we need to raise additional equity in an amount sufficient to provide us with adequate reserves of cash to continue to satisfy our working capital covenant and to bring us into and maintain compliance with our other loan covenants over the next 12 months. See “Liquidity and Capital Resources” for a description of the loan covenants with which we must comply. We plan to attempt to raise additional capital through one or more private placements or a state registered offering of our membership units. However, there is no guarantee that such an offering will be successful in raising the desired amount of capital or that we will be able to raise such capital in the timeframe desired by our lender. The recent U.S. economic downturn and financial crisis may make it more difficult for us to raise capital in any private placement offering or state registered offering that we may undertake in the future. Further the going concern issues addressed in Note I to the financial statements accompanying this report may make an investment in our units unattractive to potential investors. Additionally, due to current market conditions in the biodiesel industry, such as the volatile costs of soybean oil and animal fats, small or nonexistent profit margins, volatile biodiesel prices, and excess biodiesel production capacity, we may be unable to attract sufficient numbers of investors to provide us with the necessary amount of equity. Our board of directors will also explore and evaluate strategic business opportunities and other options to raise the necessary capital, although there is no guarantee that such alternatives will be available. In the event we are unable to raise any necessary capital in the timeframe desired by our lender, through an offering of membership units or otherwise, and we continue to be in default under our loan agreement, our lender may accelerate the payments due under our loan, take possession of the assets securing such loans, or cause the plant to permanently cease operations. This could result in our members losing all or substantially all of their investment.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note I to the accompanying financial statements, our non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, as well as a fixed charge coverage financial ratio and certain levels of tangible owner’s equity and tangible net worth. As of the year ended September 30, 2008, we failed to comply with the fixed charge ratio covenant, which was measured for the first time on May 31, 2008. We also failed to satisfy our working capital requirements as of September 30, 2008, which we also failed to satisfy during the first two quarters of fiscal year 2008. Further, as of September 30, 2008, we also failed to comply with the tangible net worth covenant, which is measured as of the end of each fiscal year. Failure to comply with any one or more of these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elects to foreclose on its mortgage and security interest in such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.

Our auditor’s doubts about our ability to continue as a going concern and current market conditions may make it difficult to raise any desired capital in the future. As discussed in Note I to the financial statements contained in Item 1 of this report, our current default under the loan agreements resulting from our failure to comply with the covenants contained therein has caused doubts about our ability to continue as a going concern. In order to fund our operations for the next 12 months and to cure our default under our financing agreements with our lender, we may seek to raise additional equity capital or seek out other strategic opportunities to acquire capital. Our board of directors may attempt to raise such additional capital by selling additional units in the Company through one or more private placement offerings or a state registered offering, or through other strategic business opportunities, including with other biodiesel plants. However, the doubts relating to our ability to continue as a going concern expressed by our auditors may make our units an unattractive investment for prospective investors. Current market conditions and prices, including volatile feedstock costs and biodiesel prices along with the recent U.S. financial crisis and economic downturn, may also make it difficult to attract potential investors and to raise the necessary amount of equity capital. If we continue to be in default and are unable to acquire the necessary amount of equity capital, our lender may elect to accelerate payment of amounts due under our loans agreements, foreclose on its mortgage and security interests in the real and personal property securing our loans, or exercise any additional remedies available to it under the loan agreements or applicable law.
We may be unable to obtain additional credit facilities. We have exhausted all of the funds available under our debt facilities and we do not have further commitments for additional credit from any lender. Our former $4.5 million revolving line of credit matured in October 2008 and was only renewed for $2 million. As a result, we are experiencing liquidity problems, especially as demand for biodiesel has decreased due to the recent U.S. and global economic downturn and the start of the winter season during which the cold flow properties of biodiesel may become a concern in colder climates. Accordingly, it may be necessary to obtain additional credit or capital from another source to fund our operations in the short term. However, the recent U.S. economic downturn and financial crisis has created an unfavorable credit environment and has caused lenders to tighten their lending requirements. Additionally, our default under our current financing agreements and the doubts about our ability to continue as a going concern expressed in Note I to the financial statements accompanying this report may make it difficult for us to obtain additional credit from our current or other lenders. If we are unable to obtain additional credit facilities or acquire additional capital to fund our operations, we may be forced to temporarily or permanently shut down our plant and our members could lose some or all of their investment.
Risks Related to Regulation and Governmental Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the Volumetric Ethanol Excise Tax Credit (“VEETC”), which provides a tax credit of $1.00 per gallon of biodiesel. The VEETC is set to expire on December 31, 2009 and there can be no guarantees that it will be extended beyond this date. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce our revenues by making it more costly or difficult to produce and sell biodiesel. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.
A change in environmental regulations or violations thereof could be expensive and increase our losses. We are subject to extensive air, water and other environmental regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impact to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. To the best of our knowledge, we have at all times been in complete compliance with these laws, regulations or permit conditions and we have all permits required to operate our business. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to increase our losses and negatively affect our financial condition.

Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. We expect that one or more employees or associates of REG will continue to advise our directors. We anticipate REG to continue to be involved in substantially all material aspects of our operations. We have entered into an agreement with REG under which REG acquires feedstock and the basic chemicals necessary for our operation, and to perform the sales and marketing functions for our plant. It is possible that REG may purchase more of our units. There is no assurance that our arrangements with REG are as favorable to us as they could have been if obtained from unaffiliated third parties. In addition, because of the extensive roles that REG has in the operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. Such conflicts of interest may increase our losses and reduce the value of our units and could result in reduced distributions to investors.
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
Risks Related to Tax Issues in a Limited Liability Company
We expect to continue to be taxed as a partnership, however, if we are taxed as a corporation we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any company-level taxes. Instead, the members are allocated any income generated by our company based on the member’s ownership interest, and would pay taxes on the member’s share of our income. If we are not taxed as a partnership, our company would be liable for corporate level taxes which would decrease our net income which may decrease the cash we have to distribute to our members.
Members may be allocated a share of our taxable income that exceeds any cash distributions received, therefore members may have to pay this tax liability using their personal funds. We expect to continue to be taxed as a partnership. This means members are allocated a percentage of our taxable income or losses based on their ownership interest in our company. Members may have tax liability based on their allocation of this income. We may make distributions that are less than the amount of tax members owe based on their allocated percentage of our taxable income, or we may not make any distributions at all. If this is the case, members would have to satisfy this tax liability using their personal funds.
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
We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of $2,314,438 as of our fiscal year ended September 30, 2008. We do not anticipate that our board of directors will be declaring distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.

ITEM 2. DESCRIPTION OF PROPERTY.
Our property consists primarily of our biodiesel plant and the real estate upon which the plant sits near Newton, Iowa in Jasper County. The plant is located on an approximately 35 acre rural site located north of Newton, Iowa approximately 4.75 miles from Interstate 80. We commenced construction of the plant at our site in June 2006 and completed construction in April 2007. Our plant has capacity to produce a total of 30 million gallons of biodiesel per year. The plant’s address is 3426 East 28th Street North. The site is near the main line of the Iowa Interstate Railroad line, which provides rail access to the plant. We have entered into an industrial track agreement with the Iowa Interstate Railroad for the use, operation, and maintenance of track to serve the plant. See “DESCRIPTION OF BUSINESS — Distribution of Principal Products.”
The plant consists of the buildings and improvements listed below, which are in good working condition:
•	Principal office building

•	Processing building

•	Pretreatment building

•	Loading/receiving building

•	Storage warehouse

•	Storage tank farm
Substantially all of our property, real and personal, serves as the collateral for our debt facilities with F&M Bank – Iowa, including our term loan, term revolving loan and revolving line of credit. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Liquidity and Capital Resources” for information regarding the outstanding principal balance and terms of our loans with F&M Bank.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of our fiscal year ended September 30, 2008.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. This service has been designed to comply with federal tax laws and IRS regulations concerning qualified matching services, as well as state and securities laws. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a public reporting company, we will continue to make information about the Company publicly available on our website. Only one sale transaction has been completed pursuant to the Company’s qualified matching service since its establishment. This transaction occurred in the first quarter of fiscal year 2008 and the sale price was $1,200 per unit.

There are detailed timelines that must be followed under the qualified matching service rules and procedures with respect to offers and sales of membership units. All transactions must comply with the qualified matching service rules, our amended and restated operating agreement, and are subject to approval by our board of directors.
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Central Iowa Energy to be deemed a publicly traded partnership.
Unit Holders
As of December 5, 2008, we had 572 unit holders of record and 26,672 units issued and outstanding.
Distributions
We have not declared or paid any distributions on our units. Under our operating agreement, our board of directors has complete discretion over the timing and amount of distributions to our unit holders, subject to the covenants contained in our debt financing agreements with our lender, F&M Bank – Iowa, and any restrictions imposed by law. However, our amended and restated operating agreement provides that the board of directors will endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our financing documents with our lender restricts our ability to declare or pay dividends. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Liquidity and Capital Resources.”
Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Central Iowa Energy are authorized for issuance.
Sale of Unregistered Securities
We did not make any sales of equity securities that were unregistered during the fiscal year ended September 30, 2008.
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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in interest rates or the availability of credit;
•	Our ability to raise additional equity capital proceeds;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Our ability to obtain additional debt financing;
•	Decrease in the demand for biodiesel;
•	Our lender’s election to exercise any one or more remedies to which it is entitled in the event of our default under our financing agreements;
•	Actual biodiesel and glycerin production varying from expectations;
•	Economic consequences of the domestic and global economic downturn and recent financial crisis;
•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, natural gas and methanol;
•	Changes in the price and market for biodiesel and its co-products, such as glycerin;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;
•	Fluctuations in petroleum and diesel prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging strategies;
•	Competition with other manufacturers in the biodiesel industry;

•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Changes and advances in biodiesel production technology;
•	Competition from alternative fuels and alternative fuel additives;
•	Continued failure to comply with loan covenants contained in our financing agreements;
•	Our ability to continue to export our biodiesel;
•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Global and domestic economic conditions;
•	Our ability to generate profits; and
•	Other factors described elsewhere in this report
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
Overview
Central Iowa Energy, LLC (“we”, “us” or the “Company”) was formed as an Iowa limited liability company on March 31, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant and engaging in the production of biodiesel and crude glycerin near Newton, Iowa. Our plant began producing biodiesel and glycerin in April 2007. We expect to spend the next several months operating our biodiesel plant, producing biodiesel and glycerin, and marketing biodiesel and glycerin.
Under our management and operational services agreement (MOSA) with Renewable Energy Group, Inc. (“REG”), REG is required to provide for the management of our plant, acquire feedstock and chemicals necessary for the plant’s operation and perform the administrative, sales and marketing functions. Our revenues are derived from the sale and distribution of our biodiesel and glycerin throughout the continental United States and international markets, particularly Europe. We are heavily dependent upon REG to procure our feedstock and chemical inputs necessary for the operation of our plant and to market our biodiesel and glycerin. We pay REG a monthly fee equal to 5.7 cents per gallon of biodiesel produced at our plant, plus REG may be entitled to an annual bonus, which could range from 0%-6% of our annual net income (but not to exceed $1 million). For the fiscal year ended September 30, 2008, we incurred fees equal to approximately $1,129,715 under the MOSA. The amount payable to REG as of September 30, 2008 was approximately $423,041.
For the fiscal year ended September 30, 2008, we produced approximately 20,260,368 gallons of biodiesel at our plant. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (2,500,000 gallons per month), we operated at approximately 68% of our capacity during the year ended September 30, 2008 due to high feedstock costs, lower biodiesel prices and decreased demand for biodiesel. In November 2008, we operated at a significantly lower capacity of approximately 13% and we expect that we may only operate at approximately 25% for the first quarter of fiscal year 2009 as a whole. For the year ended September 30, 2008, we generated net losses of $2,414,438. These net losses, combined with our failure to satisfy certain financial covenants and ratios contained in our financing agreements with our lender, have raised doubts as to our ability to continue as a going concern.

We are currently experiencing liquidity problems due to the fact that our former $4,500,000 revolving line of credit matured in October 2008 and was only renewed for $2,000,000 and that we do not have any other credit facilities available to us at this time. On multiple occasions during the last quarter of the fiscal year ended September 30, 2008, we from time to time temporarily ceased operations for days or weeks at a time due primarily to our lack of additional credit and decreasing liquidity, decreased biodiesel demand, high product inventory, lack of contracts for the sale of our biodiesel at profitable prices, insufficient cash on hand to acquire feedstock for production, or maintenance and logistical activities, or a combination of one or more of the foregoing. We are no longer continuously operating our facility. Instead, we are producing biodiesel only when we have received a contract for purchase of biodiesel and when we have sufficient cash on hand to acquire the necessary feedstock and to cover our cost of operations. This helps ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. Our ability to produce is also limited by our available working capital. We do not currently have any additional credit available to us. Accordingly, we are utilizing cash collected from previous biodiesel sales to fund our purchase of feedstock for future production, to the extent that we have received biodiesel purchase contracts. Delays in collecting our receivables may therefore impede our ability to acquire the necessary feedstock for production requirements. We have suspended operations at times when we have insufficient cash on hand to acquire feedstock or cover operational costs and we anticipate that we will continue to operate in this manner in the foreseeable future. We do not currently have significant contracts lined up for the purchase of our biodiesel over the next quarter. Failure to obtain biodiesel sale contracts will have a material adverse affect on our ability to generate revenues.
We expect that in order to fund our operations over the next 12 months, we will have to raise additional equity capital or obtain additional credit, or a combination of the two, to supplement our cash flow from our continuing operations. Our board of directors is currently evaluating opportunities to raise additional capital, including the possibility of commencing one or more private placement offerings or a state registered offering of our membership units. However, there is no guarantee that such an offering of our membership units would be successful in raising the desired capital, especially in light of the recent U.S. recession and global financial turmoil. We may also consider entering into strategic business opportunities with third parties that may arise in the future, including other biodiesel plants. If we are unable to raise the necessary amount of capital or obtain additional credit and we continue to have short-term liquidity problems, we may be forced to cease plant operations, either temporarily or permanently. Furthermore, if as a result of our failure to raise additional capital or obtain additional credit we continue to be in non-compliance with any one or more of our loan covenants contained in our financing agreements, our lender will have the continuing right to accelerate the payments due under our financing agreements and foreclose on its mortgage and security interests in our plant, real estate and equipment. See “Liquidity and Capital Resources” below.
Results of Operations
Comparison of Fiscal Years Ended September 30, 2008 and September 30, 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2008 and September 30, 2007. Since our plant did not become fully operational until April 2007, we are not able to provide comparable financial information for the complete fiscal years ended September 30, 2008 and September 30, 2007 and it is important that you keep this in mind.

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2008		September 30, 2007

Income Statement Data
Revenues	$84,562,559	100.00%	$35,887,943	100.00%

Cost of Goods Sold	$82,373,776	97.41%	$36,528,293	101.78%

Gross Profit (Loss)	$2,188,783	2.59%	$(640,350)	(1.78)%

Operating Expenses	$2,420,758	2.86%	$1,322,924	3.69%

Operating (Loss)	$(231,975)	(0.27)%	$(1,963,274)	(5.47)%

Other Income (Expense)	$(2,182,463)	(2.59)%	$(1,083,096)	(3.02)%

Net Income (Loss)	$(2,414,438)	(2.86)%	$(3,046,370)	(8.49)%

Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Historically, the price of biodiesel has fluctuated with the price of diesel fuel. In addition, the price of biodiesel is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. Surplus biodiesel supplies also tend to put downward price pressure on biodiesel. Prices for diesel and the costs of feedstock, including soybean oil or animal fats, have been volatile and such fluctuations in the price of feedstock may significantly affect our financial performance. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Through a large portion of fiscal year 2008, the biodiesel industry had been experiencing very high feedstock costs, without corresponding increases in biodiesel prices, thereby causing profit margins to be small or nonexistent. We expect these price relationships to continue for the foreseeable future. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel tax incentives.
Revenues
Our revenues from operations primarily come from biodiesel sales and, to a lesser extent, sales of glycerin, fatty acids and soapstock. The following table shows the sources of our revenues for the fiscal years ended September 30, 2008 and September 30, 2007:

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2008		September 30, 2007
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$80,635,593	95%	$35,401,220	99%
Glycerin Sales	$2,348,931	3%	$418,049	1%
Fatty Acids and Soapstock Sales	$1,578,035	2%	$68,674	—

Total Revenues	$84,562,559	100%	$35,887,943	100%

Revenues from operations for the fiscal year ended September 30, 2008 totaled $84,562,559 compared with $35,887,943 for the fiscal year ended September 30, 2007. Included within our total revenues for the fiscal year ended September 30, 2008 and 2007 are approximately $9,448,686 and $4,484,942 respectively, in incentives we received or which were receivable from certain federal government incentive programs for the sale of our biodiesel. Revenues in fiscal year 2008 were approximately 2.4 times greater than revenues in fiscal year 2007. The increase in revenues was due primarily to increased production and sales volume of biodiesel, glycerin, fatty acids and soapstock and higher sales prices for our biodiesel and its co-products. The increase in production volume was due to the fact that our plant was operational during all of fiscal year 2008, as compared to only approximately six months in fiscal year 2007. Accordingly, our results of operations for fiscal 2008 reflect approximately six additional months of operations than the results of operations for fiscal 2007 reflect.
Total revenues were higher for the fiscal year ended September 30, 2008 compared to the same period in 2007 due to increased biodiesel production volume resulting from the fact that our plant was operational during the entire 2008 fiscal year, but only operational for approximately 6 months in fiscal year 2007. We produced 57.71% more biodiesel for the year ended September 30, 2008 than we did for the year ended September 30, 2007. Sales volume also increased from fiscal year 2007 to fiscal year 2008. We sold 65.61% more gallons of biodiesel in fiscal 2008 than we did in fiscal 2007. Likewise, we sold 110.8% more pounds of glycerin, which is likely a result of increased glycerin demand due to expanding glycerin refining capacity, and 100% more pounds of fatty acids, which stems from our significant increase in the use of animal fat feedstock over the past fiscal year as compared to fiscal year 2007. In fiscal year 2008, approximately 62% of our feedstock used in production was animal fats, compared with approximately 5% in fiscal year 2007. We only sold 4.6% more pounds of soapstock in fiscal 2008 than we did in fiscal 2007, which is due to our reduced usage of soybean oil feedstock.
Higher biodiesel prices in fiscal 2008 compared to fiscal 2007, combined with the 65.61% increase in biodiesel sales volume, contributed to the higher total revenues in fiscal year 2008 as compared with fiscal year 2007. Average biodiesel sale prices during most of the year ended September 30, 2008 trended upward from the average biodiesel sale prices we experienced in the same period in 2007. The average biodiesel sale price we received for the year ended September 30, 2008 was approximately 37% higher than our average biodiesel sale price for the comparable period in 2007. For the year ended September 30, 2008, the average price received for our biodiesel was approximately $4.06 per gallon, compared to approximately $2.95 per gallon for the year ended September 30, 2007, which is an increase of $1.11 per gallon

Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel prices have climbed over the past several years reaching record highs in the summer of 2008, but have since trended downward, as oil prices have plummeted and the recent U.S. economic downturn and credit crisis have contributed to a decrease in demand for fuel in general. According to the Energy Information Administration, average retail prices for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 cents per gallon in July 2008, but rapidly dropped thereafter to approximately $2.41 cents per gallon as of mid December 2008, which is the lowest price since approximately March 2007. Biodiesel prices have followed a similar trend, peaking in the summer of 2008 and declining thereafter. Nonetheless, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $2.60 to $3.06 per gallon for the week of December 19, 2008, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of the week of December 15, 2008 averaged approximately $2.41 per gallon, which is significantly lower than the price per gallon for B100 biodiesel before the tax credit. The premium of biodiesel prices over diesel prices could cause a reduction in the demand for biodiesel. Through most of fiscal year 2008, biodiesel prices steadily increased and were well above historical highs and, therefore helped, to a certain extent, to offset high input costs, such as soybean oil and animal fats. However, we expect that a drop in biodiesel prices without a corresponding decrease in the cost of feedstock and other inputs will cause the profit margin on each gallon of biodiesel produced to shrink, which could result in significant losses. Due to the volatility of the global economic conditions and commodities markets, it is uncertain whether biodiesel prices and input costs will continue to decrease or whether they will rebound to the higher prices experienced in earlier parts of fiscal year 2008.
Based on historical trends, management anticipates that seasonal demand for biodiesel will decrease in the fall and winter months when blenders have typically decreased their biodiesel blend percentages due to cold flow concerns. Such decrease in demand could cause downward pressure on biodiesel sale prices. Beginning in January 2009, the Renewable Fuel Standard (“RFS”) mandates that 500 million gallons of biomass-based diesel, including biodiesel, be blended into the national fuel pool, increasing to 1 billion gallons by 2012; however, the EPA has announced a delay in implementing the 2009 mandate see “Description of Business — Government Regulation and Federal Biodiesel Supports.” At this time it is unclear what impact, if any, the RFS will have on biodiesel demand in the fall and winter months. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are relatively high, causing our profit margins to decrease.
Management also believes that the recent U.S. and global economic downturn and the financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of a $700 billion bailout plan may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets have tumbled as a result of the recent economic turmoil, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future. Several of our customers have defaulted on their purchase contracts due to their inability to pay for our product which may stem from the prevailing adverse economic conditions and unfavorable credit environment. Additional defaults on purchase contracts in the future could materially affect our revenues and could exacerbate our current liquidity problems, as we are currently relying primarily on incoming cash from our biodiesel sales to cover feedstock costs and operating expenses associated with future biodiesel production. See “Liquidity and Capital Resources.” We also do not currently have significant biodiesel purchase contracts lined up for the first quarter of fiscal year 2009. If demand for biodiesel declines, we may be forced to temporarily or permanently cease operations and our members could lose some or all of their investment.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of September 29, 2008 (the most recent date for which data is available) was about 2.61 billion gallons per year, which is up from approximately 1.85 billion gallons per year as of September 2007. The National Biodiesel Board also estimates that plants under construction and expansion as of September 29, 2008 could add another 849.9 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.46 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 450 million gallons of biodiesel were produced in 2007. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.

Higher crude glycerin sales prices in fiscal 2008 compared to fiscal 2007, combined with the 110.8% increase in glycerin sales volume, contributed to higher total revenues in fiscal year 2008. The average sale price for our glycerin has increased from 4 cents per pound for the year ended September 30, 2007 to 11 cents per pound for the year ended September 30, 2008, an increase of 7 cents per pound. The sales price of glycerin has increased due to increased demand for crude glycerin, which has trended upwards due to expanding glycerin refining capacity and increasing uses for glycerin.
For the year ended September 30, 2008, our biodiesel sales as a percentage of our revenues decreased as compared to the same period in 2007. This change was the result of higher glycerin sales prices and more fatty acid production and sales from the pretreatment of animal fats. For the year ended September 30, 2008, our glycerin sales as a percentage of our revenues remained the same as compared to the same period in 2007 due to similar glycerin yields during these two periods. Our fatty acids sales as a percentage of our revenues increased as compared to the same period in 2007 as a result of our increased use of animal fat feedstock. As our usage of animal fat feedstock increases, the volume of fatty acid produced at our plant also increases. In fiscal 2008, approximately 62% of our feedstock used in production was animal fats, compared with approximately 5% in fiscal 2007.
We expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”), as recently amended by the Energy Independence and Security Act of 2007 (the “EISA”). See “DESCRIPTION OF BUSINESS – Government Regulation and Federal Biodiesel Supports.”
We are highly dependent upon REG for the successful marketing of our products. See “DESCRIPTION OF BUSINESS – Dependence on One or More Major Customers” and “RISK FACTORS”. We do not have our own sales force and we do not have any other agreements or relationships with feedstock suppliers. If REG breaches the agreement or does not have the ability, for financial or other reasons, to market all of the biodiesel and glycerin we produce, we will not have any readily available means to sell our biodiesel. Any loss of our relationship with REG could have a significant adverse impact on our revenues.
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

Cost of goods sold for our products for the year ended September 30, 2008 was $82,373,776, which is approximately 125% greater than our cost of goods sold for the year ended September 30, 2007 which was equal to $36,528,293. The increase is primarily attributed to a 65.61% increase in biodiesel sales volume as well as an increase of feedstock cost. This significant increase in sales volume is primarily a result of the fact that our plant was operational for the entire fiscal year 2008, whereas in fiscal year 2007 our plant was operational for only approximately 6 months of the year. Our average soybean oil costs for the year ended September 30, 2008 were approximately 34.18% higher than soybean oil costs for the same period in 2007. We paid an average of 45.2 cents per pound for soybean oil in fiscal year 2008 compared to 33.7 cents per pound in fiscal year 2007. Likewise, animal fat costs for the year ended September 30, 2008 were approximately 36.12% higher than animal fat costs for the same period in 2007. We paid an average of 40.9 cents per pound for animal fat in fiscal year 2008 compared to 30.1 cents per pound in fiscal year 2007. Because it takes over seven pounds of soybean oil or animal fat to produce a gallon of biodiesel, increase in these feedstock costs can significantly increase our cost of goods sold. In fiscal year 2008, we also began utilizing corn oil feedstock, the average price of which was approximately 41.5 cents per pound. We did not utilize corn oil feedstock in fiscal year 2007 and only used minimal amounts in fiscal year 2008.
Although our sales volume increased 65.61% from fiscal 2007 to fiscal 2008, our cost of goods sold as a percentage of our revenues decreased approximately 4.37% from fiscal 2007 to fiscal 2008. This is primarily due to the combination of the historically high biodiesel prices that were experienced during a large part of fiscal year 2008 and our utilization of lower-cost feedstocks during fiscal 2008. These factors have allowed us to realize greater profit margins on the sales of biodiesel for the year ended September 30, 2008 as compared with the same period for 2007. In order to minimize cost of goods sold, we have been increasingly utilizing lower-cost feedstocks such as animal fats in place of higher-cost feedstocks such as soybean oil during the year ended September 30, 2008 as compared with the same period in 2007. In fiscal year 2008, approximately 62% of the feedstock used in our biodiesel production was animal fats and 38% was soybean oil. Although we used minimal amounts of corn oil in fiscal year 2008, we did not track this separately from our usage of animal fats. In fiscal year 2007, by comparison, approximately 5% of feedstock used in biodiesel production was animal fats, and approximately 95% was soybean oil.
Our average cost of methanol, another input into the biodiesel production process, increased from approximately $1.18 per gallon for fiscal year 2007 to approximately $1.92 per gallon due to record high prices we experienced during early 2008 caused by a disruption in the supply of methanol from major suppliers in South America. Our methanol costs reached approximately $2.56 per gallon in January and February 2008, but they have since decreased. We expect this decrease in the price of methanol to have a positive impact on our cost of goods sold in the future.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of goods sold.
Commodity prices have been extremely volatile over the recent year, increasing by historic proportions in the summer of 2008 before dropping rapidly over the past several months. Soybean prices fell by approximately $3 per bushel to an average of $8.38 in October alone. In November soybean oil prices continued to fall to an avergage of $8.25 to $9.75, down from a high of approximately $13.30 per bushel in July 2008, according to the USDA’s December 2008 Oil Crop Outlook Report. Soybean oil prices have followed a similar trend, According to the USDA’s December 2008 Oil Crop Outlook Report, average soybean oil prices reached a peak of approximately 62.43 cents per pound in June 2008, but plunged to a price of 31.55 cents per pound in November 2008, which is dramatically lower than the summer’s peak price and the lowest level in more than a year. The drastic decrease in soybean oil prices is likely due to the rapid changes in the global economy experienced over the last four months. The USDA National Weekly Ag Energy Round-Up Report indicates that as of December, 2008, soybean oil prices in Iowa have dropped even further to approximately 27 to 30 cents per pound, which is down from the price range of 43.24 to 45.13 cents per pound one year ago. The USDA forecasted that 2008/09 soybean oil prices would range from 31.0 to 35.0 cents per pound. Accordingly, based on recent trends, management expects that cost of goods sold on the basis of a per-gallon of soybean oil-based biodiesel sold may decrease below levels experienced in fiscal year 2008. However, management still expects that prices may remain volatile through fiscal year 2009. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the price of soybean oil and other commodities. Soybean crushing, soybean acres planted, and weather conditions could also increase volatility in the soybean oil market.

Soybean oil is a co-product of processing, or “crushing,” soybeans. Soybean meal is primarily used as protein meal for livestock feed. Soybean meal demand may drive the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies: Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies crush soybeans based upon demand for livestock feed and they will likely not increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. Accordingly, the amount of soybean crushing could create uncertainty and price volatility in the soybean oil market. The USDA’s November 2008 Oil Crop Outlook Report forecasts that soybean crush will be reduced due to decreased soybean meal demand.
Like soybean oil prices, animal fat prices also increased for most of the 2008 fiscal year before dropping over the past several months. Although animal fat prices did not reach prices as high as soybean oil prices in the summer of 2008, animal fat prices nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase and vice versa. According to the USDA’s December 2008 Oil Crop Outlook report, lard and edible tallow prices for November 2008 were estimated at 26.40 cents and 18.13 cents per pound, respectively, which are down from their peak of 52.82 cents and 48.61 cents per pound, respectively, in July 2008. Based on these recent trends, management anticipates that the cost of animal fat feedstock will decrease for fiscal year 2009 as compared to fiscal year 2008. However, management expects that prices may remain volatile throughout fiscal year 2009, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
Based on recent trends of soybean oil and animal fat prices, management expects that cost of goods sold on the basis of a per-gallon sold basis may decrease below levels experienced in fiscal year 2008. However, management still expects that prices may remain volatile through fiscal year 2009. It is uncertain to what extent and for how long domestic and global economic conditions may exert downward pressure on the price of soybean oil and animal fats. We will attempt to utilize feedstocks that provide us with the greatest margins on the sale of our biodiesel. Nonetheless, even if feedstock costs continue to drop, decreases in the price at which we may sell our biodiesel and glycerin in the future could still result in low profit margins, which could have an adverse affect on our net income.
Increased demand for soybean oil and animal fats from increased biodiesel production or other changes in demand could keep soybean oil and animal fat prices higher than currently anticipated. According to the National Biodiesel Board, as of September 29, 2008 (the most recent date for which data is available) dedicated U.S. biodiesel production capacity is approximately 2.61 billion gallons per year. Plants planned or under construction could add approximately 849.9 million gallons per year of capacity for a total annual production capacity of approximately 3.46 billion gallons. The primary feedstock utilized by U.S. biodiesel plants continues to be soybean oil; however, the historical ascent of soybean oil prices over the past several years caused biodiesel producers to consider alternative feedstocks other than soybean oil. Accordingly, many plants now have the capability to use multiple feedstocks. In fact, the USDA’s July 2008 Oil Crop Outlook Report indicated that animal fats accounted for most of the recent supply growth in biodiesel feedstock. As the demand for soybean oil and animal fats increases with production capacity, upward pressure is placed on such commodities and the price we pay for soybean oil and animal fats may increase. We expect increases in the price of soybean oil, animal fats, or other inputs could have a negative impact on our cost of goods sold, especially if there is not a corresponding increase in biodiesel prices.
We experienced a $2,117,833 net loss during the year ended September 30, 2008 related to our derivative contracts, which is an increase from the $314,001 net loss recognized during the fiscal year ended September 30, 2007. This hedging net loss for the fiscal year ended September 30, 2008 consisted of a realized loss of $2,907,871 and an unrealized gain of $790,038. See “Commodity Price Risk Protection.” We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil, home heating oil and natural gas. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil, home heating oil and natural gas fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.

Operating Expenses
Operating expenses for the year ended September 30, 2008 totaled $2,420,758, which is significantly higher than operating expenses of $1,322,924 for the same period in 2007. This increase is primarily due to the fact that our plant was operational for the entire 2008 fiscal year, whereas the plant was operational for only approximately six months in the 2007 fiscal year. Other factors contributing to the increase in operating expenses include higher utility costs. However, our operating expenses as a percentage of revenues were lower for the year ended September 30, 2008 than they were for the year ended September 30, 2007. These percentages were 2.86% and 3.69%, respectively. The decrease in operating expenses as a percentage of revenues is primarily due to efficiencies gained from operating the plant at higher production levels. We expect that our operating expenses for fiscal 2009 will remain fairly consistent if average plant production levels remain consistent.
Other Income (Expenses)
Our other expenses for the year ended September 30, 2008 totaling $2,182,463 was 2.59% of our revenues. This expense resulted primarily from interest expense totaling $2,221,408. We earned interest income for fiscal 2008 in the amount of $38,945. While we had a favorable affect from reductions in interest rates on our variable rate debt, this was somewhat offset by the imposition of a 2% increase in the interest rate that would ordinarily accrue on our debt facilities due to our failure to comply with certain covenants and financial ratios throughout fiscal year 2008. See “Liquidity and Capital Resources” below. We expect that our other expenses will be similar for fiscal year 2009.
Changes in Financial Condition
The following table highlights the changes in our financial condition from September 30, 2007 to September 30, 2008:

	September 30,	September 30,
	2008	2007
Current Assets	$10,476,632	$11,267,545
Current Liabilities	$29,787,038	$30,714,046
Members’ Equity	$17,443,124	$19,857,562
Current Assets. Current assets totaled $10,476,632 at September 30, 2008 down from $11,267,545 at September 30, 2007. The decrease of $790,913 during this period is a result of a decrease in cash and cash equivalents from $2,268,725 as of September 30, 2007 to $690,509 as of September 30, 2008, which is equal to a decrease of $1,578,216. In addition, federal incentives receivable for biodiesel sales decreased from $1,049,262 at September 30, 2007 to $457,218 at September 30, 2008. However, the decreases in cash and equivalents and federal incentive receivables at September 30, 2008 was partially offset by a $1,859,720 increase in inventory on hand from September 30, 2007 to September 30, 2008. Inventories increased from $5,916,752 at September 30, 2007 to $7,776,472 at September 30, 2008 due to the increasing value of commodities in inventory.
Current Liabilities. Total current liabilities totaled approximately $29,787,038 at September 30, 2008, down from $30,714,046 at September 30, 2007. The decrease of $927,008 during this period resulted primarily from a decrease in the amount outstanding on our term loan with our lender, which decreased from $26,641,539 as of September 30, 2007 to $24,811,856 as of September 30, 2008, due to our monthly principal payments. Due to the going concern opinion contained in Note I to the financial statements, all long-term debt has been classified as current. Decreases in accrued interest payable and derivative instruments classified as current liabilities also contributed to this significant decline. Accrued interest payable decreased due to the decrease in the amount of principal outstanding under our term loan. We have no derivative instruments classified as current liabilities as of September 30, 2008, down from $719,000 as of September 30, 2007. These decreases were partially offset by increases in our revolving line of credit, accounts payable, and accrued expenses. We increased the outstanding amount on our revolving line of credit by $1,400,000 to obtain cash to cover working capital costs.
Members’ Equity. Members’ contributions at both September 30, 2008 and September 30, 2007 were equal to $23,849,120. Total members’ equity as of September 30, 2008 was $17,443,124, down from $19,857,562 as of September 30, 2007. The $2,414,438 decrease in total members’ equity is a result of our net loss realized during the period.

Liquidity and Capital Resources
Cash Flow from Operating Activities. Net cash flow used in operating activities for the year ended September 30, 2008 totaled $1,533,362. This was the result of an operations profit before depreciation of $212,783 and a $1,746,145 increase in working capital components.
Cash Flow from Investing Activities. Net cash flow provided by investing activities for the year ended September 30, 2008 totaled $384,829. Sales tax refund payments related to our purchase of equipment for our plant totaled $461,517. Such tax refund payments were made pursuant to the IDED’s High Quality Job Creation Program under which we were eligible for certain tax incentives, including refunds of sales tax paid in connection with the construction of our biodiesel plant. The sales tax refund payments offset the $76,688 used to fund capital expenditures for the year ended September 30, 2008. These capital expenditures included minor improvements to our plant for efficiency and upgrade purposes.
Cash Flow from Financing Activities. Net cash used in financing activities for the year ended September 30, 2008 totaled $429,683, which was the result of our receipt of $1,400,000 in proceeds from our revolving line of credit and the disbursement of $400,000 in debt financing from IDED being partially offset by our principal payments of $2,229,683 on our long-term debt with our lenders.
Short Term and Long-Term Debt Sources
On September 26, 2006, we closed on our $29,000,000 debt financing with our lender, F & M Bank — Iowa. Our financing agreement with F & M Bank (“F&M Bank”) provided for a construction loan in the amount of $27,000,000, which converted into two credit facilities following completion of construction of our plant. The first was a $22,000,000 term loan and the second was a $5,000,000 revolving term loan to be used for cash and inventory management, each of which are still outstanding.
Our $22,000,000 term loan has an interest rate with a variable base rate equal to the LIBOR Rate (as that term is defined in our financing agreement with our lender) plus 325 basis points. Based on certain amendments to our financing agreements entered into in October 2008 in connection with the refinancing of our revolving line of credit (as discussed below), the LIBOR Rate is generally defined as the One Month London Interbank Offered Rate reported on the 10th day of the month preceding each interest period by the Wall Street Journal in its daily listing of money rates, defined therein as the average of interbank offered rates for dollar deposits in the London market. During the continuance of an event of default under our master loan agreement, the lender may at its option increase the interest rate on the outstanding principal balance of the term loan by an additional 2%. Our failure to comply with one or more of the covenants contained in our financing agreements over the past fiscal year constitutes an event of default, and, accordingly, our outstanding principal balance on the term loan is accruing interest at an rate that is 2% greater than would ordinarily be required under our financing agreement. We are required to make equal monthly payments of principal and interest on the term loan until the maturity date, which will be May 1, 2012, at which time any outstanding and unpaid principal, interest or other charges owing under the term loan will be due and payable. The principal payments are equal to an amount that fully amortizes the outstanding principal balance of the term note over a period not to exceed 10 years, together with accrued interest on the term loan. On the maturity date, we may request the lender to renew the term loan for another five-year term. However, the lender is not required to renew the term loan. As of our quarter ended September 30, 2008, there was a principal balance of approximately $19,361,401 on the term loan. We are current on all principal and interest payments required on our term loan.
We may take advances under the term revolving loan up to the amount of $5,000,000 to be used for cash and inventory management purposes. We pay interest on the term revolving loan each month. The term revolving loan bears interest at a rate equal to LIBOR plus 325 basis points. However, the interest rate on the term revolving loan is subject to the same 2% increase upon an event of default under our master loan agreement as provided above with respect to the term loan. Accordingly, our term revolving loan is accruing interest at a rate that is 2% greater than would ordinarily be required under our financing agreements. The term revolving loan will mature on May 1, 2012. On the maturity date, any outstanding and unpaid principal, interest and other charges owning thereunder will be due and payable. As of our quarter ended September 30, 2008, we had drawn the full $5,000,000 on the term revolving loan.

F&M Bank — Iowa also previously extended us a revolving line of credit for working capital purposes. Subsequent to the period covered by this report, our former $4,500,000 revolving line of credit loan matured in October 2008, at which time our lender opted to renew only $2 million of our revolving line of credit. As of September 30, 2008, we had drawn $3,000,000 on our former line of credit and, upon its maturity in October 2008, subsequent to the period covered by this report, we were required to pay down the difference between our former revolving line of credit and our renewed revolving line of credit. This has contributed to the liquidity problems that we are currently experiencing, as described above. See also “RISK FACTORS.” In connection with the renewal of our $2 million revolving line of credit, we executed several amendments to our financing agreements. Our revolving line of credit loan bears interest at a rate equal to LIBOR plus 400 basis points. Interest payments are made monthly and any outstanding and unpaid principal, interest or other costs owing thereunder will be due and payable on October 13, 2009. An unused commitment fee is payable on the average daily unused portion, if any, of the revolving line of credit at the rate of 0.5% per annum, payable in arrears in quarterly installments.
Under our loan agreements with F&M Bank, we may prepay, in whole or in part, the term loan, term revolving loan or revolving line of credit loan; however, we will be subject to a prepayment premium, the amount of which is determined by reference to the date of prepayment. If we prepay the term loan anytime between the closing date and the date that is twelve months after the date on which our construction loan converted into the term loan and the term revolving loan, then the premium will be equal to 2% of the amount of principal prepaid. If we prepay the term loan anytime thirteen to twenty-four months after such conversion date, then the premium will be 1% of the principal prepaid.
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
We have exhausted all of the credit available under our debt facilities, as no amount remains available under either our revolving line of credit or our term revolving loan. We do not have further commitments for additional credit facilities from any lender. Our funds from our continuing operations are not currently sufficient to satisfy our operating cost. Accordingly, we are experiencing liquidity problems and expect that we will need to obtain additional credit or raise equity capital in the future to fund our ongoing operations. There is no assurance that we will be able to obtain other sources of short-term financing. The recent U.S. economic downturn and credit crisis has created an unfavorable credit environment that may make it more difficult to obtain additional debt facilities. Also, our failure to comply with certain loan covenants and financial ratios contained in our loan agreements and the going concern opinion contained in Note I to the accompanying financial statements may also make it challenging to obtain additional credit. We are currently only operating our plant when a purchase order has been placed and we have adequate cash on hand to acquire the necessary feedstock. We must rely on the cash we receive from previous biodiesel sales to acquire feedstock for future production and to cover our operating costs. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
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
Certain covenants in our financing agreements with our lender may restrict our operating flexibility. Certain of these covenants restrict our ability to declare and pay any dividends to our members or make any other distribution of assets to our members, make certain capital expenditures, enter into certain transactions, or incur additional debt financing or further pledge our assets. We are permitted to make dividends and distributions only in limited circumstances, and provided that no event of default exists under the agreements.

A variety of actions or events will constitute an event of default under our financing agreements, including, without limitation, the following:
•
Our failure to pay any installments of principal or interest, fees, expenses charges or other amounts payable under the financing agreements or to make any deposit of funds required under the financing agreements;

•	The failure of any representation or warranty made by the Company or its agents in connection with the financing agreements to be correct in any material respect when made;
•	Our failure to perform or observe any term, covenant or agreement contained in the financing agreements;
•	Taking any action prohibited by the financing agreements;
•	Failure to deliver financial statements, compliance certificates or other documents required to be submitted under the financing agreements within the applicable timeframes;
•	Our inability to pay our debts as such debts become due, or we admit in writing our inability to pay our debts generally;
•
An assignment for the general benefit of creditors, or the institution, with respect to the Company, of any bankruptcy or insolvency proceedings or any proceeding seeking the liquidation, winding up, reorganization or similar relief, and the failure of any such proceedings instituted against the Company to be dismissed within a period of 30 days or our authorization of any of these actions;

•	Our dissolution, suspension or discontinuation of doing business; or
•	Our breach or default under, or the termination of, a material contract of the Company.
Upon the occurrence of any one or more events of default, our lender will be entitled to exercise any one or more remedies provided to it under our financing agreements, including the acceleration of the outstanding principal balance of our loans and all unpaid and accrued interest thereon and other charges owing in connection therewith, or foreclosure on its mortgage and security interest in all of our property, including our real estate, plant and equipment.
Failure to Comply with Loan Covenants
Currently, as of the date of our report, we are in default under the financing agreements for failure to satisfy certain financial covenants and ratios with which we are obligated to comply. We are required to continually maintain working capital of at least $4,000,000. “Working capital” is defined generally as our current assets less our current liabilities, as determined in accordance with Generally Accepted Accounting Principles. We have failed to comply with this requirement as of the fiscal year ended September 30, 2008. Additionally, during the first two quarters of fiscal year 2008 we failed to comply with this working capital requirement. On April 3, 2008, we were provided official written notice of default from AgStar Financial Services, ACA (“AgStar”), the serving agent for the loans evidenced by our loan agreements with F&M Bank, due to our failure to have sufficient amounts of working capital on hand. On April 24, 2008, we received a second written notice from AgStar informing us that as a result of our default, the interest rate on all of our debt facilities with F&M Bank would be increased by 2.0%, which was effective as of August 1, 2008. We were also required to provide weekly borrowing base certificates effective as of May 1, 2008. There is no assurance that we will be able to acquire sufficient amounts of working capital to come into compliance with this covenant in the future.
We must additionally attain certain levels of “tangible net worth” equal to the lesser of (i) our tangible net worth at the end of the immediately preceding fiscal year plus $500,000; or (ii) our tangible net worth at the end of the immediately preceding fiscal year plus our retained earnings at the end of the current fiscal year. “Tangible net worth” generally means the excess of total assets (certain assets are excluded from this determination) over total liabilities except “subordinated debt,” as that term is defined in the master loan agreement. The tangible net worth covenant is only measured on an annual basis at the end of each of our fiscal years. We failed to comply with this covenant as of our fiscal year ended September 30, 2007; however, at such time our lender waived our noncompliance with the tangible net worth covenant. We believe that we have also failed to comply with this covenant as of our fiscal year ended September 30, 2008. Although our lender was willing to waive our past failure to comply with this covenant as of our fiscal year ended September 30, 2007, there is no assurance that our lender will be willing to waive our failure to comply as of our fiscal year ended September 30, 2008. Additionally, we are also required to maintain “tangible owner’s equity,” as that term is defined in our loan agreements, of at least 50% beginning at the end of the 24th month following the completion date of our plant. Our tangible owner’s equity has not yet been initially measured.

We are further required to continually maintain a fixed charge coverage ratio of not less than 1.25 to 1.00, measured initially at the end of the 12th month following the completion of construction of our plant and at the end of each fiscal year thereafter. On May 31, 2008, our fixed charge coverage ratio was measured for the first time. Our ratio, however, failed to fall within the range established by our lender in our financing agreements. We have failed to comply with this ratio as of our fiscal year ended September 30, 2008.
Our failure to comply with the working capital and tangible net worth covenants and the fixed charge ratio constitutes an event of default under our loan agreements. For so long as we continue to be in default under our financing agreements, our lender is entitled to take any one or more remedies afforded to the lender under our financing agreements, including, without limitation:
•	acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon and all other amounts payable thereunder;
•
withholding of any one or more advances to which the Company may otherwise be entitled under the financing agreements, or termination of the lender’s obligation to make any advances under the financing agreements;

•	appointment of a receiver to take possession of the collateral securing the loans from our lender, including without limitation, our real estate, plant, and equipment;
•
requiring the Company to pledge to the lender as additional security immediately available funds equal to the maximum amount available to be drawn under all outstanding letters of credit under our financing agreements;

•
foreclosure on the lenders’ mortgage on and security interest in the Company’s property securing our loans, including our real estate, improvements, equipment and other assets and personal property; and

•	any and all other rights and remedies afforded to the Lender under applicable law or equity.
Our lender’s exercise of any one or more of the foregoing remedies would have a material adverse impact on the Company’s financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shut-down of our plant. This could cause our members to lose all of their investment in the Company.
We may continue to fail to comply with loan covenants and financial ratios contained in our financing agreement subsequent to the period covered by this report, including the working capital covenant, tangible net worth covenant and the fixed charge ratio. We may also fail to comply with additional covenants in the future, including those that will be measured at dates subsequent to the period covered by this report such as the tangible owner’s equity. Such failure to comply will constitute a continuing default under our financing agreements entitling our lender to exercise any one or more of a number of remedies, including foreclosure, acceleration of our outstanding loans, and any other rights afforded to our lender under our financing agreements or under applicable law.
Although our lender has refrained from excising some of its rights and remedies as of the date of this report pending additional performance by the Company, there can be no assurances that our lender will continue to forbear from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. Our default has caused doubts about our ability to continue as a going concern. See Note I to the financial statements contained accompanying this report.
Additional Equity Capital And Debt Financing
In order to provide adequate cash reserves sufficient to satisfy our lender, to comply with our loan covenants and financial ratios over the next 12 months, and to provide us with adequate cash to fund our operations throughout fiscal year 2009, we anticipate that we will need to raise additional equity capital, obtain additional short-term debt financing in the near future, or pursue a combination of these two options. To accomplish these objectives, our Board of Directors may consider pursuing any one or more of the following courses of action;
•	Raising equity through one or more private placement offerings or a state registered offering of the Company’s membership units;
•	Seeking additional sources of short-term debt financing and credit facilities
•	Refinancing our current debt financing and credit facilities; or
•	Seeking strategic business opportunities, including with other biodiesel plants.

There can be no assurances that if we pursue any of the foregoing courses of action that they will be successful. We may consider pursuing other options in addition to those identified above.
In order to obtain sufficient amounts of equity and working capital to satisfy our lender and comply with our loan covenants, we will likely need to raise additional equity. We have been in frequent communication with our lender regarding our plans for obtaining the necessary infusion of equity. We may attempt to raise this cash equity through the issuance of our membership units in one or more private placements or a state registered offering. However, there is no guarantee that such an offering of our membership units will be successful or that we will be able to raise such capital within the timeframe desired by our lender or as is necessary to successfully fund our operations. Current market conditions in the biodiesel industry, including volatile feedstock costs and biodiesel prices and excess production capacity, may make it difficult or impossible to raise sufficient equity through an offering of membership units. Further, the recent U.S. economic downturn and disruption of the financial and credit markets may also have a negative impact on our ability to raise capital. Additionally, the going concern opinion contained in Note I to the financial statements accompanying this report may make our membership units an unattractive investment to prospective investors. The board of directors also intends to explore and evaluate other options for acquiring the necessary capital other than an offering of membership units; however, there is no assurance that such alternatives will be available or successful. If we are unable to raise the necessary capital in the near future (whether through an offering of membership units or otherwise) and we continue to be in default under our loan agreements and continue to have liquidity concerns, our lender may accelerate the amounts due under our loans, foreclose on our assets, including both our real and personal property, and/or cause us to permanently cease operations at our plant. Accordingly, our members could lose some or all of their investment in the Company.
In order to alleviate our liquidity problems, we will likely need to obtain additional short-term debt financing in the near future. However, as indicated above, the recent U.S. economic downturn and credit crisis has resulted in a tightening in lending standards and has reduced the availability of credit. This, combined with our current default under our financing agreements with our lender and the going concern opinion contained in Note I to the accompanying financial statements, may make it difficult for us to obtain short-term debt financing and there can be no assurances that we will receive additional credit.
Subsequent to the period covered by this report, we have engaged a consultant to assist us in locating prospective sources of equity or business partners and seeking additional short-term debt financing. However, there is no guarantee that these efforts will be successful. It may be very difficult to raise equity or obtain additional credit, especially in light of the country’s recent economic downturn and credit crisis. If we cannot obtain additional equity and/or debt financing over the next several months, we may continue to temporarily cease operations for days or weeks at a time on an as-needed basis and operate only when we have adequate cash on hand to acquire the feedstock required for any future biodiesel sales contracts that we may receive.
Additionally, in October 2008, subsequent to the period covered by this report and with the assistance of our lender, we obtained approval of a pre-application for a United States Department of Agriculture (“USDA”) loan guarantee. In order to pursue the USDA loan guarantee, we will have to complete the required application process and will need our lender’s sponsorship. Our ability to qualify for a USDA loan guarantee could make us a better candidate to receive additional debt financing or to refinance our current debt financing. If we do continue with the application process, there is no assurance that we will receive approval for a USDA loan guarantee in a timely manner or at all. Even if we do satisfy the requirements for the USDA loan guarantee, there can be no assurance that it will enable us to obtain additional debt financing or negotiate more favorable terms for our current debt facilities.
Government Programs and Grants
We were awarded additional debt financing in the amount of $400,000 from the Iowa Department of Economic Development (IDED), $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in sixty monthly installments of $5,000. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation of certain jobs. These loans are secured by a security interest in an irrevocable standby letter of credit. The $300,000 zero interest loan and the $100,000 forgivable loan was disbursed to the Company in January 2008. In the event we are unable to satisfy these conditions, the $400,000 received from IDED may become immediately due and payable. We may be unable to satisfy these conditions in the event our lender accelerates the payments due under our loan documents and/or forecloses on its mortgage and security interests in the assets securing this loan, causing the Company to permanently or temporarily cease operations. See “Failure to Comply With Loan Covenants” above.

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
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, animal fats and natural gas, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of September 30, 2008, the fair value of our derivative instruments relating to certain commodities, including soybean oil and heating oil, is reflected as an asset on our balance sheet in the amount of $70,556. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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
We have audited the balance sheets of Central Iowa Energy, LLC as of September 30, 2008 and 2007, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Iowa Energy, LLC as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered losses from operations and has experienced significant increases in the input costs for its products. This has created liquidity issues and caused the Company to be, in violation of its bank debt covenants and there is no assurance that such violations will be waived which, together, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assessment of the effectiveness of Central Iowa Energy, LLC’s internal control over financial reporting as of September 30, 2008 included in Item 8AT of the 10-KSB and, accordingly, do not express an opinion thereon.
/s/ McGladrey & Pullen LLP
Davenport, Iowa
December 22,2008

CENTRAL IOWA ENERGY, LLC
Balance Sheets

	September 30,	September 30,
	2008	2007

ASSETS

Current Assets
Cash and equivalents	$690,509	$2,268,725
Due from broker	218,680	326,072
Trade accounts receivable — related party	1,200,587	1,159,184
Federal incentive receivable	457,218	1,049,262
Sales tax refund receivable	—	461,517
Prepaid expenses	62,610	86,033
Derivative instruments	70,556	—
Inventories	7,776,472	5,916,752

Total current assets	10,476,632	11,267,545

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,593,225	32,563,620
Construction in process	47,083	—

	40,990,322	40,913,634
Less accumulated depreciation	3,798,838	1,248,326

Net property and equipment	37,191,484	39,665,308

Other Assets
Financing costs, net of amortization	307,046	383,755

Total Assets	$47,975,162	$51,316,608

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$24,811,856	$26,641,539
Revolving line of credit	3,000,000	1,600,000
Derivative instruments	—	719,482
Accounts payable	1,111,983	1,096,370
Accounts payable — related party	423,041	365,125
Accrued interest payable	162,146	204,092
Accrued expenses	278,012	87,438

Total current liabilities	29,787,038	30,714,046

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(6,405,996)	(3,991,558)

Total members’ equity	17,443,124	19,857,562

Total Liabilities and Members’ Equity	$47,975,162	$51,316,608

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Statement of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Revenues
Sales to related party	$75,113,873	$31,403,001
Federal incentives	9,448,686	4,484,942

	84,562,559	35,887,943

Cost of Goods Sold	82,373,776	36,528,293

Gross Profit (Loss)	2,188,783	(640,350)

Operating Expenses
Professional fees	271,915	197,723
General and administrative	2,148,843	1,125,201

Total	2,420,758	1,322,924

Operating (Loss)	(231,975)	(1,963,274)

Other Income (Expenses)
Interest income	38,945	59,964
Interest (expense)	(2,221,408)	(1,143,060)

Total	(2,182,463)	(1,083,096)

Net (Loss)	$(2,414,438)	$(3,046,370)

Weighted Average Units Outstanding	26,672	25,794

Net (Loss) Per Unit — Basic and Diluted	$(90.52)	$(118.10)

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Statement of Changes in Members’ Equity

			Membership
		Member	Units Earned But	Retained	Total Members’
	Member units	Contributions	Not Issued	(Deficit)	Equity

Balance — September 30, 2006	$24,434	$22,216,120	$23,000	$(945,188)	$21,293,932

Exercise of stock options	1,200	600,000	—	—	600,000

Members units earned but not issued	—	—	10,000	—	10,000

Issued 38 units for units earned but previously not issued	38	33,000	(33,000)	—	—

Equity units exchanged for services	1,000	1,000,000	—	—	1,000,000

Net (loss)	—	—	—	(3,046,370)	(3,046,370)

Balance — September 30, 2007	26,672	23,849,120	—	(3,991,558)	19,857,562

Net (loss)	—	—	—	(2,414,438)	(2,414,438)

Balance — September 30, 2008	26,672	$23,849,120	$—	$(6,405,996)	$17,443,124

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Statement of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Cash Flows from Operating Activities
Net (loss)	$(2,414,438)	$(3,046,370)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	2,627,221	1,266,989
Membership units earned but not issued	—	10,000
Change in assets and liabilities
Due from broker	107,392	(326,072)
Accounts receivable	(41,403)	(1,159,184)
Other receivable	592,044	(1,049,262)
Inventories	(1,859,720)	(5,896,934)
Prepaid expenses	23,423	(105,263)
Derivative instruments	(790,038)	719,482
Accounts payable	73,529	1,421,764
Accrued expenses	190,574	87,438
Accrued interest payable	(41,946)	204,092

Net cash used in operating activities	(1,533,362)	(7,873,320)

Cash Flows from Investing Activities
Capital expenditures	(76,688)	(11,543,906)
Sales tax refund from equipment purchases	461,517	—
Purchase of land	—	(6,711,169)

Net cash provided by (used in) investing activities	384,829	(18,255,075)

Cash Flows from Financing Activities
(Decrease) in checks drawn in excess of bank balance	—	(216,613)
Proceeds on revolving line of credit	1,400,000	1,600,000
Proceeds from long-term debt	400,000	27,000,000
Payments for long-term debt	(2,229,683)	(473,461)
Payments for financing costs	—	(82,806)
Member contributions	—	600,000
Other	—	(30,000)

Net cash provided by (used in) financing activities	(429,683)	28,397,120

Net Increase (Decrease) in Cash	(1,578,216)	2,268,725

Cash and cash equivalents — Beginning of Period	2,268,725	—

Cash and cash equivalents — End of Period	$690,509	$2,268,725

Supplemental Disclosure of Cash Flow Information,
cash payments for interest, net of amount capitalized	$2,186,645	$938,968

Supplemental Disclosure of Noncash Investing and Financing Activities
Membership units issued for capital expenditures	$—	$1,000,000

Capital lease obligations incurred for use of equipment	$—	$115,000

Land improvements financed by grants	$—	$745,000

Amortization of financing costs included in construction in progress	$—	$22,316

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2007
NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPAL BUSINESS ACTIVITY — Central Iowa Energy, LLC, (an Iowa Limited Liability Company) was organized with the intention of developing, owning and operating a 30 million gallon biodiesel manufacturing facility near Newton, Iowa. The Company was in the development stage until April 2007, when the Company commenced operations.
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
ACCOUNTS RECEIVABLE — Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at September 30, 2008.
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2008.
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

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2007
The Company enters option contracts in order to reduce the risk caused by market fluctuations of soybean oil, heating oil and natural gas. These contracts are used to fix the purchase price of the Company’s anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings. The unrealized gain related to derivative contracts is recorded as a separate asset on the balance sheets as of September 30, 2008. The Company recognized a net loss of $2,117,833 during the year ended September 30, 2008 which consisted of a realized loss of $2,907,871 and an unrealized gain of $790,038. The Company recognized a net loss on options contracts of $314,001 during the year ended September 30, 2007 which consisted of a realized gain of $405,481 and an unrealized loss of $719,482. The unrealized loss related to derivative contracts was recorded as a separate liability on the balance sheets as of September 30, 2007.
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
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the year’s ended September 30, 2008 and 2007.
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended September 30, 2008 and 2007 was $76,709 and $42,278, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS — The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and equivalents, due from broker, receivables and accounts payable approximates the fair value because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair value of the derivative instruments is based on quoted prices in active exchange-traded or over-the-counter markets.
Effective October 1, 2007, the Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis. SFAS No. 157 establishes a framework for measuring fair value and requires enhanced disclosures about assets and liabilities carried at fair value.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2007
Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as commodity derivative contracts listed on the Chicago Board of Trade.
Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.
Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial transmission rights.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value at	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative financial instruments assets	$70,556	$70,556	$—	$—
The Company enters into various commodity derivative instruments, including forward contracts, futures, options and swaps. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which the Company transacts. When quoted prices for identical instruments are not available, the Company uses forward price curves derived from market price quotations. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain inputs are generally readily obtainable for the applicable term of the Company’s outstanding commodity derivative instruments and, therefore, the Company’s forward price curves for those locations and periods reflect observable market quotes.
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

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2007
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of Statement of Financial Accounting Standard No. 133 (“SFAS 133”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. No determination has yet been made regarding the potential impact of this standard on the Company’s financial statements.
RECLASSIFICATIONS — Certain amounts in prior year financial statements have been reclassified, with no effect on net income or members’ equity, to conform to current year presentations.
NOTE B: INVENTORIES
Inventories consist of the following as of September 30, 2008 and 2007:

	2008	2007
Raw materials	$1,895,423	$2,440,066
Work in process	140,398	118,597
Finished goods	5,740,651	3,358,089

Total	$7,776,472	$5,916,752

NOTE C: MEMBERS’ EQUITY
The Company was formed on March 31, 2005 to have a perpetual life. The Company has one class of membership unit with each unit representing a pro rata ownership interest in the Company’s capital, profit, losses and distributions.
In March 2007, the Company issued 38 units to a member under the terms of a lease agreement. See Note D for details.
In July 2007, the Company issued 1,000 units to the design-builder in exchange for the final $1,000,000 of services rendered. See Note D for details.
NOTE D: RELATED PARTY TRANSACTIONS
The Company had a lease agreement with a member for office space. The agreement required payment in the form of two membership units per month payable at the termination of the lease agreement. As of September 30, 2007, the lease had been terminated and the Company had recorded $33,000 in lease expense and issued 38 membership units to the member.
The Company had an agreement with Renewable Energy Group (REG) for the issuance of 1,000 membership units in exchange for the final $1,000,000 of design-build services rendered. In July 2007, the Company issued 1,000 membership units to the design-builder in connection with this agreement.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2007
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. The Company pays a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. The term of the agreement continues for a three year period until approximately April 30, 2010, and shall continue thereafter unless and/or until one party provides written notice of termination to the other party at least 12 months prior to termination date. Either party may terminate the agreement for causes as defined in the agreement. Total fees expensed under the agreement for the years ended September 30, 2008 and 2007 were $1,129,715 and $673,461, respectively.
NOTE E: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company is required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note is secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continues to be required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continues to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. In April 2008, the Company received a notice from the lender that the interest rate increased by 2% due to its default under the loan agreement (See Note I). As of September 30, 2008, approximately $3,000,000 was outstanding under the revolving line of credit. (See Note F for covenants) In October 2008, the Company entered into a first and second amendment to the amended and restated master loan agreement. Under these agreements, the revolving line of credit was decreased to $2,000,000, the interest rate was amended to be equal to 4% above the LIBOR rate and at no time less than 6%, interest must be paid monthly, the outstanding principal balance and all accrued interest is payable in full in October 2009, the note is secured by an amended and restated mortgage, and the tangible net worth covenant was amended. The Company continues to pay an unused commitment fee on the average daily unused portion at the new rate of 0.50% perannum, payable in quarterly installments.
NOTE F: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at September 30, 2008 and 2007:

	2008	2007
Mortgage Term Note payable to F & M Bank — Iowa — See details below	$19,361,401	$21,529,081

Iowa Department of Economic Development — See details below	370,000	—

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment	80,455	112,458

	$24,811,856	$26,641,539

Due to the going concern issues addressed in Note I the debt has been classified as current.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2007
The estimated maturities of long-term debt at September 30, 2008 are as follows:

2009	$2,328,723
2010	2,339,748
2011	2,294,008
2012	17,719,377
2013	30,000
Thereafter	100,000

Total long-term debt	$24,811,856

F & M Mortgage and Revolving Term Loan
The term loan requires monthly fixed principal of $186,167 plus interest payments of commencing June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving line of credit agreement as of September 30, 2008.
The agreements provide for several different interest rate options including variable and fixed options (7.71% variable on the term note and revolving line of credit note, as of September 30, 2008). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’s equity, measured quarterly. The notes are secured by essentially all of the Company’s assets. In April 2008, the Company received a notice from the lender that the interest rate would be increased by 2% due to its default under the loan agreement (See Note I).
The bank note agreements for F&M Bank — Iowa contains restrictive covenants which, among other things, require the Company to maintain minimum working levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. As of September 30, 2008, the Company was in violation of the working capital, tangible net worth, owner equity ratio and fixed charge ratio covenants.
Iowa Department of Economic Development
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
NOTE G: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the years ended September 30, 2008 and 2007, was $22,875 and $10,182, respectively.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2007
NOTE H: COMMITMENTS AND CONTINGENCIES
Purchase Contracts
The Company’s forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, and, therefore, unrealized gains and losses on these contracts are not recognized in the Company’s financial statements. The Company has forward soybean oil contracts to purchase approximately 4,000,000 pounds of soybean oil through October 2008 under unpriced basis contracts.
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
NOTE I: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2008, the Company has generated significant net losses of $2,414,438 and experienced significant fluctuations in the costs of the basic product inputs and sales prices. In an effort to increase profit margins and reduce losses, the Company increased its production of animal fat-based biodiesel and decreased its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. The Company also utilized corn oil as an alternative to soybean oil as much as possible. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company has been exporting its biodiesel internationally, which the Company anticipates will return greater profits than domestic biodiesel sales. Furthermore, the Company may scale back the rate at which it produces biodiesel.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2007
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The Company has timely made each scheduled payment required under its loan documents. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. During the period covered by this report, the Company failed to comply with all of the restrictive covenants referenced above, which were measured for the first time on May 31, 2008. The Company may continue to fail to comply with one or more loan covenants contained in its loan documents during the 2009 fiscal year. This raises doubts about whether the Company will continue as a going concern.
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
The Company’s lender has indicated that the Company must raise capital in an amount sufficient to comply with the Company’s loan covenants over the next 12 months and to have adequate cash reserves on hand. In October 2008, the Company’s lender decreased the line of credit to $2 million.
In order to obtain additional debt and/or equity financing to fund operations throughout the 2009 fiscal year and to comply with the loan covenants and financial ratios, the Board of Directors may consider pursuing any one or more of the following courses of action;
•	Raising equity through one or more private placement offerings or state registered offering of the Company’s membership units;

•	Seeking additional sources of short-term debt financing and credit facilities

•	Refinancing the current debt financing and credit facilities; or

•	Seeking strategic business opportunities, including with other biodiesel plants;
There can be no assurances that if they pursue any of the foregoing courses of action that they will be successful. They may consider pursuing other options in addition to those identified above.
The Company has also engaged a consultant to assist them in locating prospective sources of equity or business partners and seek additional short-term debt financing. However, there is no guarantee that these efforts will be successful. It may be very difficult to raise equity or obtain additional credit, especially in light of the country’s recent economic downturn and credit crisis. If they cannot obtain additional equity and/or debt financing over the next several months, they may continue to temporarily cease operations for days or weeks at a time on an as-needed basis.
Additionally, in October 2008, they obtained approval of a pre-application for a United States Department of Agriculture (“USDA”) loan guarantee. A USDA loan guarantee may make them a better candidate to receive additional debt financing or to refinance their current long-term financing with their current lender.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8AT. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our chief executive officer, John E. Van Zee, along with our chief financial officer, Kimberly Smith, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Our management, including our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2008, our integrated controls over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
Our management, consisting of our chief executive officer and our chief financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by Item 9 is incorporated by reference from our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 10. EXECUTIVE COMPENSATION.
The information required by Item 10 is incorporated by reference from our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by Item 11 is incorporated by reference from our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 12 is incorporated by reference from our definitive proxy statement relating to our 2009 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.1	First Amendment to the Amended and Restated Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated October 14, 2008.	*

10.2	Second Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated October 14, 2008.	*

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a).	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a).	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350.	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350.	*

(*)	Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference from our definitive proxy statement to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL IOWA ENERGY, LLC
Date: 12/17/08	/s/ John Van Zee
John Van Zee
President and Director (Principal Executive Officer)

Date: 12/17/08	/s/ Kimberly Smith
Kimberly Smith
(Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	12/17/08	/s/ John Van Zee

John Van Zee, President and Director (Principal Executive Officer)

Date:	12/17/08	/s/ Jim Johnston

Jim Johnston, Chairman and Director

Date:	12/17/08	/s/ Scot Farver

Scot Farver, Director

Date:	12/17/08	/s/ Jeremie Parr

Jeremie Parr, Secretary and Director

Date:	12/17/08	/s Warren L. Bush

Warren L. Bush, Director

Date:	12/17/08	/s/ Craig Hamilton

Craig Hamilton, Director

Date:	12/19/08	/s/ William J. Horan

William J. Horan, Director

Date:	12/17/08	/s/ Don Huyser

Don Huyser, Treasurer and Director

Date:	12/17/08	/s/ Dean Lane

Dean Lane, Director

Date:	12/17/08	/s/ Denny Mauser

Denny Mauser, Director

Date:	12/17/08	/s/ William J. Talsma

William J. Talsma, Director

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	First Amendment to the Amended and Restated Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated October 14, 2008.	*

10.2	Second Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated October 14, 2008.	*

31.1	Certificate Pursuant to 17 CFR 240 15d-14(a).	*

31.2	Certificate Pursuant to 17 CFR 240 15d-14(a).	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350.	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350.	*

(*)	Filed herewith.