Form 10-Q
period 2008-12-31
Central Iowa Energy, LLC
filed 2009-02-17
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended December 31, 2008
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
(641) 791-1010
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of February 13, 2008 there were 26,672 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CENTRAL IOWA ENERGY, LLC
Condensed Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$1,145,548	$690,509
Due from Broker	9,122	218,680
Trade accounts receivable — related party, less allowance for doubtful accounts of $1,021,916 and $0 in 2008 and 2007, respectively	185,223	1,200,587
Federal incentive receivable	61,333	457,218
Prepaid expenses	61,275	62,610
Derivative instruments	402,239	70,556
Inventories	2,844,684	7,776,472

Total current assets	4,709,424	10,476,632

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,686,083	32,593,225
Construction in Process	—	47,083

	41,036,097	40,990,322
Less accumulated depreciation	4,444,852	3,798,838

Net property and equipment	36,591,245	37,191,484

Other Assets
Financing costs, net of amortization	287,076	307,046
Restricted cash	400,000	—

Total Assets	$41,987,745	$47,975,162

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$24,229,945	$24,811,856
Revolving line of credit	1,850,000	3,000,000
Accounts payable	180,920	1,111,983
Accounts payable — related party	45,420	423,041
Accrued interest payable	148,140	162,146
Accrued expenses	249,924	278,012

Total current liabilities	26,704,349	29,787,038

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(9,310,724)	(6,405,996)

Total members’ equity	14,538,396	17,443,124

Total Liabilities and Members’ Equity	$41,987,745	$47,975,162

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$5,097,513	$14,335,057
Federal incentives	600,856	3,476,824

	5,698,369	17,811,881

Cost of Goods Sold	7,485,160	19,073,941

Gross Profit (Loss)	(1,786,791)	(1,262,060)

Operating Expenses
Professional fees	136,759	88,604
General and administrative	433,958	551,745

Total	570,717	640,349

Operating Income (Loss)	(2,357,508)	(1,902,409)

Other Income (Expenses)
Interest income	4,950	16,365
Interest (expense)	(552,170)	(609,504)

Total	(547,220)	(593,139)

Net Profit (Loss)	$(2,904,728)	$(2,495,548)

Weighted Average Units Outstanding	26,672	26,672

Net Income (Loss) Per Unit — Basic and Diluted	$(108.91)	$(93.56)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Cash Flows

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(2,904,728)	$(2,495,548)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	665,984	637,849
Change in assets and liabilities
Due from Broker	209,558	(1,002,058)
Accounts receivable	1,015,364	(306,920)
Other receivable	395,885	13,226
Inventories	4,931,788	677,440
Prepaid expenses	1,335	(188,140)
Derivative instruments	(331,683)	1,238,980
Accounts payable	(1,308,684)	559,246
Accrued expenses	(28,088)	56,673
Accrued interest payable	(14,006)	(17,597)

Net cash provided by (used in) operating activities	2,632,725	(826,849)

Cash Flows from Investing Activities
Capital expenditures	(45,775)	—
Increase in restricted cash	(400,000)	—
Sales tax refund from equipment purchases	—	461,517

Net cash provided by (used in) investing activities	(445,775)	461,517

Cash Flows from Financing Activities
Payments on revolving line of credit	(1,150,000)	—
Payments for long-term debt	(581,911)	(499,978)

Net cash (used in) financing activities	(1,731,911)	(499,978)

Net Increase (Decrease) in Cash	455,039	(865,310)

Cash and cash equivalents — Beginning of Period	690,509	2,268,725

Cash and cash equivalents — End of Period	$1,145,548	$1,403,415

Supplemental Disclosure of Cash Flow Information,
Cash payments for interest, net of amount capitalized	$546,207	$617,344

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPAL BUSINESS ACTIVITY — Central Iowa Energy, LLC, (an Iowa Limited Liability Company) was organized with the intentions of developing, owning and operating a 30 million gallon biodiesel manufacturing facility near Newton, Iowa. The Company was in the development stage until April 2007, when the Company commenced operations.
BASIS OF PRESENTATION — The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-KSB.
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
REVENUE RECOGNITION — Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectability is reasonably assured.
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
During the quarter ended December 31, 2008 a customer defaulted on a fixed price contract for the delivery of 500,000 gallons of biodiesel. In accordance with the terms of the contract the penalty for not accepting delivery of the product is computed based on the difference between the contract price and the market value of the product on the date of the default. The Company is currently going through arbitration in accordance with the terms of the contract to collect the $1,021,916 shortfall. While the Company believes that the amount is due under the terms of the contract, due to the uncertainty surrounding the outcome of the arbitration proceeding and the financial viability of the customer the entire balance has been reserved, Sales for the three months ended December 31, 2008 have been reported net of this allowance.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at December 31, 2008.
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
The Company enters into option contracts in order to reduce the risk caused by market fluctuations of soybean oil, heating oil and natural gas. These contracts are used to fix the purchase price of the Company’s anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings in cost of goods sold. The unrealized gain related to derivative contracts is recorded as a separate asset on the balance sheets as of December 31, 2008. The Company recognized a net gain of $1,158,425 during the three months ended December 31, 2008 which consisted of a realized gain of $826,742 and an unrealized gain of $331,683. The Company recognized a net loss on options contracts of $1,961,153 during the three months ended December 31, 2007 which consisted of a realized loss of $722,173 and an unrealized loss of $1,238,980.
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

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized using the effective interest method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months ended December 31, 2008 and 2007 was $19,970 and $9,757, respectively.
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
RECLASSIFICATIONS — Certain amounts in prior year financial statements have been classified, with no effect on net income or members’ equity, to conform to current year presentations.
NOTE B: INVENTORIES
Inventories consist of the following as of December 31, 2008 and 2007:

	2008	2007
Raw materials	$272,639	$2,188,134
Work in process	34,549	141,182
Finished goods	2,537,496	2,890,178

Total	$2,844,684	$5,219,494

NOTE C: RELATED PARTY TRANSACTIONS
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. The Company pays a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. The term of the agreement continues for a three year period until approximately April 30, 2010, and shall continue thereafter unless and/or until one party provides written notice of termination to the other party at least 12 months prior to termination date. Either party may terminate the agreement for causes as defined in the agreement. Total fees expensed under the agreement for the three months ended December 31, 2008 and 2007 were approximately $59,000 and $266,000, respectively.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007
In November 2008, the Company entered into a Toll Processing Agreement with REG for the delivery of corn oil to the Company for pre-treatment processing. REG agrees to pay the Company a fixed processing fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing.
In January 2009, the Company entered into an additional Toll Processing Agreement with REG for the delivery of various feedstocks to the Company for processing into biodiesel meeting certain specifications. REG agrees to pay a fixed fee per gallon produced from said feedstocks. The Company will retain all co-products produced as a result of the processing at no additional cost. The term of the agreement continues from January 2009 until April 30, 2009 and shall continue thereafter on a month to month basis unless terminated in writing by either party at least one month in advance of the termination date.
NOTE D: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company was required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note was secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continued to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continued to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. In April 2008, the Company received a notice from the lender that the interest rate increased by 2% due to its default under the loan agreement (See Note H). In October 2008, the Company entered into a first and second amendment to the amended and restated master loan agreement. Under these agreements, the revolving line of credit was decreased to $2,000,000, the interest rate was amended to be equal to 4% above the LIBOR rate and at no time less than 6%, interest must be paid monthly, the outstanding principal balance and all accrued interest is payable in full in October 2009, the note is secured by an amended and restated mortgage, and the tangible net worth covenant was amended. The Company continues to pay an unused commitment fee on the average daily unused portion at the new rate of 0.50% per annum, payable in quarterly installments. (See Note E for covenants) As of December 31, 2008, approximately $1,850,000 was outstanding under the revolving line of credit.
NOTE E: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at December 31, 2008:

2008
Mortgage Term Note payable to F & M Bank — Iowa — See details below	$18,802,899

Iowa Department of Economic Development — See details below	355,000

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment.	72,046

$24,229,945

Due to the going concern issues addressed in Note H the debt has been classified as current.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007
F&M Mortgage and Revolving Term Loan
The term loan requires monthly fixed principal of $186,167 plus interest commencing June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving line of credit agreement as of December 31, 2008.
The agreements provide for several different interest rate options including variable and fixed options (6.87% variable on the term note and revolving line of credit note, as of December 31, 2008). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’s equity, measured quarterly. The notes are secured by essentially all of the Company’s assets. In April 2008, the Company received a notice from the lender that the interest rate would be increased by 2% due to its default under the loan agreement (See Note H).
The bank note agreements for F&M Bank — Iowa contains restrictive covenants which, among other things, require the Company to maintain minimum working levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. As of December 31, 2008, the Company was in violation of the working capital, tangible net worth, owner equity ratio and fixed charge ratio covenants.
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
NOTE F: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the years ended September 30, 2009 and 2008, was $4,802 and $5,166, respectively.
NOTE G: COMMITMENTS AND CONTINGENCIES
Purchase Contracts
The Company’s forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, and, therefore, unrealized gains and losses on these contracts are not recognized in the Company’s financial statements unless these are indicators that the costs will not be recovered through the sales proceeds. The Company has forward soybean oil contracts to purchase approximately 2,234,000 pounds of soybean oil through January 2009 under fixed price basis contracts. Due to the decrease in demand for biodiesel and reduction in soybean oil prices the company recorded a $340,000 valuation allowance related to the contract. In January 2009 the contract was cancelled with the payment of approximately $340,000 in settlement. The company had hedged the open contract and recognized an offsetting gain in derivative instruments.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
NOTE H: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. From inception to December 31, 2008, the Company has generated net losses of $9,310,724 and experienced significant fluctuations in the costs of the basic product inputs and sales prices. In an effort to increase profit margins and reduce losses, the Company increased its production of animal fat-based biodiesel and decreased its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. The Company also utilized corn oil as an alternative to soybean oil as much as possible. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company has been exporting its biodiesel internationally, which the Company anticipates will return greater profits than domestic biodiesel sales. Furthermore, the Company may scale back the rate at which it produces biodiesel.
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
December 31, 2008 and 2007
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
The Company has also engaged a consultant to assist them in locating prospective sources of equity or business partners and seek additional short-term debt financing. However, there is no guarantee that these efforts will be successful. It may be very difficult to raise or obtain equity or obtain additional credit, especially in light of the country’s recent economic downturn and credit crisis. If they cannot obtain additional equity and/or debt financing over the next several months, they may continue to temporarily cease operations for days or weeks at a time on an as-needed basis.
Additionally, in October 2008, they obtained approval of a pre-application for a United States Department of Agriculture (“USDA”) loan guarantee. A USDA loan guarantee may make them a better candidate to receive additional debt financing or to refinance their current long-term financing with their current lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us may include:
•	Changes in interest rates or the availability of credit;
•	Our ability to raise additional equity capital proceeds;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Decrease in the demand for biodiesel;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;
•	Changes in the price and market for biodiesel and its co-products, such as glycerin;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel;
•	Fluctuations in petroleum and diesel prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging strategies;
•	Competition with other manufacturers in the biodiesel industry;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;
•	Competition from alternative fuels and alternative fuel additives;
•	Failure to comply with loan covenants contained in our financing agreements;
•	Our ability to continue to export our biodiesel;
•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Current unfavorable domestic and international economic conditions;
•	Our ability to generate profits; and
•	Other factors described elsewhere in this report.
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
Our plant is capable of producing biodiesel from both vegetable oil, including soybean oil and corn oil, and animal fats. Our facility also has the capability to pretreat crude vegetable oils, including soybean oil and corn oil, and animal fats. Our plant has a nameplate production capacity of 30,000,000 gallons of biodiesel per year (or 2,500,000 gallons per month); however, for the period covered by this report, we operated at significantly below our operating capacity. We produced approximately 1,025,958 gallons of biodiesel during the period ended December 31, 2008, which is approximately only 14% of our production capacity. During this period we sold approximately 1,693,846 gallons of biodiesel, which included some inventory we had on hand that was produced prior to the period covered by this report. For the second quarter of fiscal year 2009, we anticipate that we will continue to operate substantially below our nameplate production capacity at or below approximately 20%. Our failure to produce biodiesel at nameplate capacity is due to decreased biodiesel demand resulting not only from the seasonality of our product but also the economic recession that the U.S. is currently facing and the unfavorable economic conditions that are prevailing worldwide. Other reasons for our failure to produce biodiesel at our nameplate capacity include our lack of receipt of biodiesel purchase contracts and our lack of available credit and liquidity concerns.

We are no longer continuously operating our facility. Instead, we produce biodiesel only when we have received a biodiesel purchase contract and when we have sufficient cash on hand to purchase the feedstock necessary to produce the amount of biodiesel required by the contract. This helps us to ensure that our finished inventory does not significantly exceed the contracts for sale that we have at any given time. This manner of operation is also necessary given our liquidity constraints. We are using cash from previous biodiesel sales to fund our purchase of feedstock for future production. Delays in collecting our receivables may therefore impede our ability to acquire the necessary inputs to produce biodiesel at times when we have received biodiesel purchase contracts. Our plant was producing biodiesel for the first half of the quarter ended December 31, 2008, but ceased producing biodiesel from mid-November through the end of the quarter ended December 31, 2008. Our decision to cease producing biodiesel during this time was due to our lack of biodiesel purchase contracts and the general reduction in demand for biodiesel. We expect to continue operating on an as-needed basis for the foreseeable future until general biodiesel demand increases and our liquidity situation has improved.
We have engaged Renewable Energy Group, Inc. (“REG”) to manage and direct the general operations of our plant pursuant to our Management and Operational Services Agreement (MOSA) executed in August 2006. Pursuant to the MOSA, REG provides us with overall management, sales and marketing, and feedstock and chemical procurement services. In exchange, we pay REG a management fee based upon the number of gallons of biodiesel produced. We may also be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. For the three month period ended December 31, 2008, total expenses under the MOSA was approximately $58,978. Approximately $18,610 was payable under the MOSA as of December 31, 2008.
Our revenues are derived primarily from the sale and distribution of our biodiesel and glycerin domestically and abroad. We rely upon REG to market our biodiesel and glycerin. Through REG, we have exported a portion of our biodiesel internationally, which at times has returned greater profits than domestic biodiesel sales. We are unable to track precisely how much of our biodiesel is sold to international markets versus domestic markets. International biodiesel demand, however, has decreased over recent months and exporting opportunities have correspondingly decreased. We expect that this is due in part to the generally unfavorable worldwide economic climate. Additionally, the European Union (“EU”) is conducting an antisubsidy and antidumping investigation on U.S. biodiesel imports into Europe. This investigation is based on complaints alleging that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, which has resulted in harm to European biodiesel producers. If the EU’s investigation indicates that taking action is justified, the European Commission may impose duties or tariffs on U.S. biodiesel imported into the EU, which would make it difficult or impossible for us to compete with European biodiesel producers.
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
Approximately half of our biodiesel sold in the period ended December 31, 2008 was blended with animal fat, and approximately 53% of the feedstock used in the production of our biodiesel during the same period was animal fats. Animal fat feedstock is typically lower cost than soybean oil. A disadvantage to producing animal-fat based biodiesel is that it has a tendency to gel at higher temperatures than biodiesel produced from other feedstocks, such as soybean oil. This can result in decreased demand for animal fat-based biodiesel (relative to other types of biodiesel) in colder climates during the winter months. Accordingly, we expect our ability to utilize greater amounts of animal fat in the biodiesel production process will be decreased through the end of the second quarter of fiscal year 2009 and until the arrival of the warmer spring months. We have also been utilizing corn oil as an alternative feedstock. Like animal fats, we expect that corn oil will be less costly to acquire than soybean oil. Corn oil-based biodiesel has similar cold flow properties to those of soybean oil-based biodiesel and, accordingly, we may be able to continue to use corn oil feedstock in the fall and winter months when demand for animal fat-based biodiesel decreases. Corn oil, however, tends to cause a waxy substance to build-up during the production process. Due to this build-up, we expect that we will not be able to produce any biodiesel blends containing greater than 20% corn oil. The unique characteristics of corn oil could cause corn oil to be a less desirable feedstock than other types. The amount of corn oil that we will be able to acquire will likely depend upon the rate at which ethanol plants begin installing corn oil extraction equipment at their plants and the extent to which they market their corn oil. We have also entered into a toll processing arrangement with REG for the pre-treatment processing of corn oil, for which we will receive a fixed fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing. We hope that our ability to utilize lower cost feedstocks will help increase the profit margin that we are able to obtain on each gallon of biodiesel produced and sold.

We incurred a net loss of $2,904,728 for the three months ended December 31, 2008. We are currently experiencing liquidity problems due to the fact that our former $4,500,000 revolving lien of credit matured in October 2008 and was only renewed for $2,000,000 and that we do not have any other credit facilities available to us at this time. Furthermore, due to the decreased demand for biodiesel that the industry has been facing over the past period covered by this report, we have had few biodiesel purchase contracts and, accordingly, have not had sufficient sales receipts to resolve our liquidity concerns. We do not have significant contracts lined up for the purchase of our biodiesel over the second quarter of fiscal year 2009, other than certain toll processing agreements that we entered into with REG subsequent to the period covered by this report. Pursuant to the toll processing agreements, REG has the right to order from the Company the production of biodiesel from multiple types of feedstocks which will be provided by REG, in exchange for which we will receive a fixed fee per gallon of biodiesel produced. These agreement will provide us with a potential source of future revenues; however, the agreements do not guarantee that we will receive any minimum amount of biodiesel orders. Failure to obtain additional biodiesel purchase contracts will have a material adverse affect on our ability to generate revenues. We expect that in order to fund our operations over the next twelve months, we will have to raise additional equity capital or obtain additional credit, or a combination of the two, to supplement our cash flow from our continuing operations. See “Liquidity and Capital Resources — Liquidity Constraints and Additional Equity Capital and Debt Financing” below for a discussion of the options that our board of directors may consider pursuing.
Results of Operations for the Three Months Ended December 31, 2008 and 2007
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Three Months Ended December 31,
	2008		2007
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$5,698,369	100.00%	$17,811,881	100.00%

Cost of Goods Sold	7,485,160	131.36%	19,073,941	107.09%

Gross Profit (Loss)	(1,786,791)	(31.36%)	(1,262,060)	(7.09%)

Operating Expenses	570,717	10.01%	640,349	3.60%

Operating Income (Loss)	(2,357,508)	41.37%	(1,902,409)	(10.68%)

Other Income (Expense)	(547,220)	(9.60%)	(593,139)	(3.33%)

Net Income (Loss)	(2,904,728)	(50.97%)	(2,495,548)	(14.01%)
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstock used to produce our biodiesel. Because biodiesel is used as an additive or alternative to diesel fuel, biodiesel prices are strongly correlated to petroleum-based diesel fuel prices. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Biodiesel prices and feedstock costs have both decreased from the record highs reached in the summer of 2008 resulting in slimmer margins. We expect that biodiesel prices and feedstock costs will remain volatile in the long-run.

Revenues
Our revenues from operations primarily come from biodiesel sales and, to a lesser extent, sales of glycerin, fatty acid and soapstock. The following table shows the sources of our revenues for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Three Months Ended December 31,
	2008		2007
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$5,510,837	97%	$17,041,991	96%
Glycerin Sales	98,171	2%	639,825	3%
Fatty Acid and Soapstock Sales	89,361	1%	130,065	1%
Total Revenues	5,698,369	100%	17,811,881	100%
Our revenues from operations come primarily from our sales of biodiesel and, to a lesser extent, our sales of crude glycerin, fatty acids and soapstock. Revenues from operations for the three months ended December 31, 2008 totaled $5,698,369 compared with $17,811,881 for the three months ended December 31, 2007. Included within our revenues for the three months ended December 31, 2008 and 2007 are approximately $600,856 and $3,476,824, respectively, in incentives we received or which were receivable from certain federal government incentive programs for the sale of biodiesel. The decrease in government incentives is a result of our decrease in biodiesel sales for the three months ended December 31, 2008 as compared to the same period in 2007.
Total revenues were lower for the three months ended December 31, 2008 compared to the same period in 2007 due to a 68% decrease in sales volume caused by a significant decrease in biodiesel demand and a decrease in prevailing biodiesel sales prices. We also produced 80% less biodiesel for the three months ended December 31, 2008 compared to the same period in 2007. We believe that the drop in sales volume and sales production is due in large part to the significant decrease in biodiesel demand that has affected the biodiesel industry throughout the past several quarters, which is likely attributable to the United States’ current economic recession, the U.S. credit crisis, and the unfavorable economic conditions that are prevailing across the globe generally. Biodiesel sale prices during the quarter ended December 31, 2008 are lower than the biodiesel prices we experienced in the same period in 2007. The average biodiesel sale price we received for the quarter ended December 31, 2008 was approximately 4% lower than our average biodiesel sale price for the comparable period in 2007. For the quarter ended December 31, 2008, the average price received for our biodiesel was approximately $3.22 per gallon, compared to approximately $3.35 per gallon for the quarter ended December 31, 2007, which is a decrease of 13 cents per gallon. We also sold 75% less pounds of glycerin in the first quarter of fiscal year 2009 as compared to the same period in fiscal year 2008. For the three months ended December 31, 2008 we sold 1,507,093 pounds of glycerin as compared to 6,112,986 pounds of glycerin for the comparable period in 2007. This decrease in glycerin sales is a result of our decreased biodiesel production for the three months ended December 31, 2008 as compared to the same period in 2007. We sold 25% less fatty acids during the period ended December 31, 2008 than we did in the comparable period in 2007, which is also due to our decrease in biodiesel production.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel prices reached record highs in the summer of 2008, but quickly dropped thereafter, as the U.S. economic downturn and credit crisis worsened and oil prices plummeted. According to the Energy Information Administration, the average retail price for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 cents per gallon in July 2008, but dropped to a price of approximately $2.25 cents per gallon as of February 2, 2009, which is the lowest price experienced in over two years. Biodiesel sales prices have followed a similar trend. Despite this significant drop in diesel fuel prices, diesel fuel prices per gallon nonetheless remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $2.73 to $3.15 per gallon for the week of January 30, 2009, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 tax credit for B100 available to biodiesel producers. However, according to the Energy Information Administration, Midwestern diesel fuel prices as of January 26, 2009 averaged approximately $2.23 per gallon, which is significantly lower than the price per gallon for B100 biodiesel before the tax credit. The premium of biodiesel sales prices over diesel sales prices could cause a reduction in the demand for biodiesel. We also expect that the current U.S. economic recession and the other unfavorable prevailing global economic conditions may depress both diesel and biodiesel sales prices in the short term. Management expects that biodiesel sales prices will remain lower in the short-term as compared to the record high biodiesel sales prices experienced in 2007. However, due to the volatility of global economic conditions and commodities markets, it is uncertain whether long-term biodiesel prices will continue to decrease or whether they will rebound to higher prices experienced in fiscal year 2008. Management also expects that any further drop in biodiesel prices without a corresponding decrease in the cost of feedstock and other inputs will cause the profit margin on each gallon of biodiesel produced to shrink, which could result in significant losses.

Based on historical trends, Management anticipates that seasonal demand for biodiesel will remain low throughout the remainder of the winter months when blenders have typically decreased their biodiesel blend percentages due to cold flow concerns. Beginning in January 2009, the Renewable Fuel Standard (“RFS”) will require the use of 500 million gallons of biomass-based diesel, including biodiesel, be blended into the national fuel pool increasing to 1 billion gallons by 2012; however, the EPA has announced a delay in implementing the 2009 mandate. Accordingly, at this time it is unclear what impact, if any, the RFS will have on biodiesel demand, especially during the colder winter months. Management expects that decreased demand could cause downward pressure on biodiesel sale prices. Our financial condition may be negatively affected by decreases in the sales price of biodiesel. This is especially true during periods when feedstock costs for soybean oil and animal fats are high, causing our profit margins to decrease.
Management also believes that the current U.S. economic recession, the global economic downturn and the recent financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of a $700 billion bailout plan may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets tumbled as a result of the economic turmoil experienced over the past six months, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future. Decreased biodiesel demand is expected to place downward pressure on biodiesel sales prices. Two of our customers have defaulted on their purchase contracts due to their inability to pay for our product which may stem from the prevailing adverse economic conditions and unfavorable credit environment. Additional defaults on purchase contracts in the future could materially affect our revenues and could exacerbate our current liquidity problems, as we are currently relying primarily on incoming cash from our biodiesel sales to cover feedstock costs and operating expenses associated with future biodiesel production. See “Liquidity and Capital Resources.” We also do not currently have significant biodiesel purchase contracts lined up for the second quarter of fiscal year 2009, other than certain feedstock toll processing agreements entered into with REG subsequent to the period covered by this report. If demand for biodiesel continues to decline, we may be forced to temporarily or permanently cease operations and our members could lose some or all of their investment.
Excess production capacity in the biodiesel industry could make it difficult for us to market our products at profitable prices. The National Biodiesel Board estimates that current dedicated biodiesel production capacity of existing plants as of September 29, 2008 (the most recent date for which data is available) was about 2.61 billion gallons per year. It also estimates that plants under construction and expansion as of September 29, 2008 could add another 850 million gallons to U.S. biodiesel production capacity, for a total annual production capacity of 3.46 billion gallons. Despite these significant increases in production capacity, the National Biodiesel Board estimates that only 450 million gallons of biodiesel were produced in 2007. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity significantly exceeds demand, which has been depressed due to the economic turmoil that has been affecting the U.S. economy. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline in the long-term.
The average sale price for our glycerin has decreased from 10 cents per pound as of December 31, 2007 to 7 cents per pound as of December 31, 2008, a decrease of 3 cents per pound. The sales price of glycerin has decreased due to decreased demand for crude glycerin.

Our percentage of revenues from biodiesel, glycerin, and fatty acids and soapstock have remained relatively constant from the period ended December 31, 2007 to the period ended December 31, 2008. For the three months ended December 31, 2008, our biodiesel sales as a percentage of our revenues remained constant, increasing only 1% to 97%, as compared to 96% for the same period in 2007. For the three months ended December 31, 2008, our glycerin sales as a percentage of our revenue for the period ended December 31, 2008 decreased slightly to 2%, down from 3% for the same period in 2007. Our fatty acids sales as a percentage of revenues remained constant at 1% for the periods ended December 31, 2008 and 2007.
We also expect our results of operations to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”), and the Renewable Fuels Standard (“RFS”), as recently amended by the Energy Independence and Security Act of 2007 (the “EISA”). The VEETC creates a tax credit of $1.00 per gallon of biodiesel blended with petroleum diesel, but is set to expire on December 31, 2009. EISA amended the RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The amended RFS further requires at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, the EPA has indicated that the 500 million gallon biomass-based diesel and biodiesel use mandate will not be implemented in 2009, as the structure of the original RFS program doesn’t provide a mechanism for implementing the EISA biodiesel use mandate. Accordingly, the EPA’s delay in implementing this requirement may hinder any growth in biodiesel demand that may have otherwise been created in 2009 if the mandate was implemented as originally anticipated. Furthermore, there can be no assurance that demand for biodiesel will be increased by the RFS, as amended by EISA. It is already estimated that national biodiesel production capacity far exceeds the 2012 biodiesel and biomass-based diesel RFS use mandate. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS. We also anticipate that the majority of the renewable fuels utilized to satisfy the expanded RFS created by EISA will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
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
Cost of goods sold for our products for the quarter ended December 31, 2008 was $7,485,160, which is down significantly from $19,073,941 for the three months ended December 31, 2007. This decrease is a result of the 68% decrease in biodiesel sales volume experienced for the period ended December 31, 2008 as compared to the same period for 2007. Average soybean oil costs for the three months ended December 31, 2008 were approximately 1% lower than soybean oil costs for the same period in 2007. Average soybean oil costs for the period ended December 31, 2008 were approximately 38.80 cents per pound compared to 39.07 cents per pound for the same period for 2007. On the other hand, animal fat costs for the three months ended December 31, 2008 were approximately 30% higher than animal fat costs for the same period in 2007. Average animal fat costs for the period ended December 31, 2008 were 34.05 cents per pound as compared to 26.28 cents per pound for the same period for 2007. As soybean oil prices skyrocketed throughout 2008, biodiesel producers turned to alternative feedstocks such as animal fat. This was likely the main cause for the increase in animal fat costs from the period ended December 31, 2007 to December 31, 2008. Because it takes over seven pounds of soybean oil or animal fat to produce a gallon of biodiesel, increase in these feedstock costs can significantly increase our cost of goods sold.

Our cost of goods sold for our products increased as a percentage of our revenues from 107.1% for the three months ended December 31, 2007, to 131.6% for the three months ended December 31, 2008. This increase is primarily due to a significant decrease in biodiesel prices without a corresponding decrease in feedstock costs, the impact of our fixed costs with our reduction in production, and the gain and loss experienced in our derivative instruments that we experienced during the period covered by this report. As indicated above, animal fat costs have increased from the period ended December 31, 2007 to the period ended December 31, 2008, which has caused our cost of goods sold to increase and our profit margins to narrow. Soybean oil costs for the period ended December 31, 2008 have slightly decreased from those experienced for the period ended December 31, 2007, but soybean oil still remains more expensive than animal fats. We have attempted, and will continue to attempt, to utilize less costly feedstock alternatives to soybean oil to the greatest extent possible in order to return the greatest profit margins possible on our biodiesel sales. This strategy is evidenced by the shift in soybean oil usage for the period ended December 31, 2007 to the same period in 2008. In the period ended December 31, 2008, approximately 53% of the feedstock used in our biodiesel production was animal fats and 47% was soybean oil. Although we used minimal amounts of corn oil in the period ended December 31, 2008, we did not track this separately from our usage of animal fats. For the period ended December 31, 2007, by comparison, approximately 15% of feedstock used in our biodiesel production was animal fats and approximately 85% was soybean oil.
Soybean oil prices have been extremely volatile over the last year, reaching a peak in the summer of 2008 and plummeting thereafter. The USDA National Weekly Ag Energy Round-Up Report indicates that as of January 30, 2009, crude soybean oil prices in Iowa have dropped to approximately 28.87 to 30.37 cents per pound from the price of 49.72 to 51.97 cents per pound for the same week a year ago. Accordingly, based on recent trends, Management expects that cost of goods sold on a per-gallon of soybean oil based biodiesel sold basis may decrease or stay the same for the second quarter of the 2009 fiscal year. Soybean crushing, soybean acres planted, and weather conditions could increase volatility in the soybean oil market. Animal fats prices have also increased significantly, although they still remain lower than soybean oil prices.
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
Although animal fat prices are not currently as high as soybean oil prices, animal fat prices have nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. According to the USDA’s January 2009 Oil Crop Outlook report, lard and edible tallow prices for December 2008 were 20 cents and 17.50 cents per pound, respectively, down from the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Based on these trends, Management anticipates that the cost of animal fat feedstock may decrease for the second quarter of fiscal year 2009, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold basis. However, Management expects that prices may remain volatile throughout fiscal year 2009, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
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

We experienced a $1,961,153 net loss during the three months ended December 31, 2007 related to our derivative instruments. This hedging net loss consisted of a realized loss of $722,173 and an unrealized loss of $1,238,980. See “Commodity Risk Protection.” We enter into option contracts to reduce the risk caused by market fluctuations of soybean oil, home heating oil and natural gas. The contracts are used to fix the purchase price of our anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of the derivatives is continually subject to change due to the changing market conditions. As the value of soybean oil, home heating oil and natural gas fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. For the three months ended December 31, 2008, net income of $1,158,425 with respect to our derivative instruments was included in cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged.
Operating Expenses
Operating expenses for the three months ended December 31, 2008 totaled $570,717 as compared to operating expenses of $640,349 for the same period in 2007, which is a decrease of $69,632. This decrease in operating expenses is the result of a $48,155 increase in professional fees which was offset by a $117,787 reduction in general and administrative expenses. In light of our reduced production and biodiesel output the company has trimmed costs where possible, which has resulted in the decrease in general and administrative expenses. We expect that our operating expenses for the second quarter of fiscal year 2009 will remain fairly consistent if plant production levels remain consistent.
Other Income (Expenses)
Our other expenses for the three months ended December 31, 2008 totaling $547,220 was 9.6% of our revenues. This expense resulted primarily from interest expense totaling $552,170. We received $4,950 in interest income for the three months ended December 31, 2008. The decrease in interest expense as compared to prior years is a result of a drop in the interest rates and a reduction in the average balance outstanding.
Changes in Financial Condition
The following table highlights the changes in our financial condition:

	December 31,	September 30,
	2008	2008
Current Assets	$4,709,424	$10,476,632
Current Liabilities	$26,704,349	$29,787,038
Members’ Equity	$14,538,396	$17,443,124
Current Assets. Current assets totaled $4,709,424 at December 31, 2008 down from $10,476,632 at September 30, 2008. The decrease during this period is in part a result of a significant decrease in inventory from $7,776,472 at September 30, 2008 to $2,844,684 at December 31, 2008. Further, trade accounts receivable in the amount of $185,223 at December 31, 2008 was significantly less than that in the amount of $1,200,587 at September 30, 2008. This decrease in accounts receivables is primarily due to the decrease in biodiesel sales for the period ended December 31, 2008 as compared to the quarter ended September 30, 2008. In addition, federal incentives receivable for biodiesel sales decreased to $61,333 at December 31, 2008 compared to $457,218 at September 30, 2008 due to decreased sales of B99.9.
Current Liabilities. Current liabilities totaled approximately $26,704,349, down from approximately $29,787,038 at September 30, 2008. The decrease of $3,082,689 during this period resulted primarily from a decrease in the amount of accounts payable outstanding from $1,111,983 at September 30, 2008 to $180,920 at December 31, 2008. Additionally, the amount outstanding on our revolving line of credit has decreased from $3,000,000 at September 30, 2008 to $1,850,000 at December 31, 2008. Due to the going concern opinion contained in Note H to the financial statements, all long-term debt has been classified as current.
Members’ Equity. Members’ contributions at December 31, 2008 and September 30, 2008 were $23,849,120. Total members’ equity as of December 31, 2008 was $14,538,396, down from $17,443,124 as of September 30, 2008. The decrease in total members’ equity is a result of our net loss realized during the period.

Liquidity and Capital Resources
Cash Flow from Operating Activities. Net cash flow provided by operating activities for the three months ended December 31, 2008 totaled $2,632,725. This was the result of an operations loss of $2,904,728, non-cash items of $665,984 and a $4,871,469 increase in working capital components. The working capital increased due to plant shut downs during the last half of the quarter ended December 31, 2008.
Cash Flow from Investing Activities. Net cash flow used in investing activities for the three months ended December 31, 2008 totaled $445,775, which was primarily related to an increase in our restricted cash balance due to our senior lender’s requirement of a pledge of a certificate of deposit as collateral for our irrevocable line of credit which secures our loan from the Iowa Department of Economic Development. See “Liquidity and Capital Resources — Government Programs and Grants.”
Cash Flow from Financing Activities. Net cash used in financing activities for the three months ended December 31, 2008 totaled $1,731,911, which was the result of payment of $1,150,000 to our revolving line of credit and the payment of $581,911 on our long-term debt with our lender, F&M Bank.
Short Term and Long-Term Debt Sources
On September 26, 2006, we closed on our $29,000,000 debt financing with our lender, F & M Bank — Iowa. Our financing agreement with F & M Bank (“F & M Bank”) provided for a construction loan in the amount of $27,000,000, which converted into two credit facilities following completion of construction of our plant. The first was a $22,000,000 term loan and the second was a $5,000,000 revolving term loan to be used for cash and inventory management, each of which are still outstanding.
Our $22,000,000 term loan has an interest rate with a variable base rate equal to the LIBOR Rate (as that term is defined in our financing agreement with our lender) plus 325 basis points. Based on certain amendments to our financing agreements entered into in October 2008 in connection with the refinancing of our revolving line of credit (as discussed below), the LIBOR Rate is generally defined as the One Month London Interbank Offered Rate reported on the 10th day of the month preceding each interest period by the Wall Street Journal in its daily listing of money rates, defined therein as the average of interbank offered rates for dollar deposits in the London market. During the continuance of an event of default under our master loan agreement, the lender may at its option increase the interest rate on the outstanding principal balance of the term loan by an additional 2%. Our failure to comply with one or more of the covenants contained in our financing agreements over the past fiscal year constitutes an event of default, and, accordingly, our outstanding principal balance on the term loan is accruing interest at an rate that is 2% greater than would ordinarily be required under our financing agreements. We are required to make equal monthly payments of principal and interest on the term loan until the maturity date, which will be May 1, 2012, at which time any outstanding and unpaid principal, interest or other charges owing under the term loan will be due and payable. The principal payments are equal to an amount that fully amortizes the outstanding principal balance of the term note over a period not to exceed 10 years, together with accrued interest on the term loan. On the maturity date, we may request the lender to renew the term loan for another five-year term. However, the lender is not required to renew the term loan. As of the quarter ended December 31, 2008, there was a principal balance of approximately $18,802,900 on the term loan. As of the date of this report, we are current on all principal and interest payments required on our term loan.
We may take advances under the term revolving loan up to the amount of $5,000,000 to be used for cash and inventory management purposes. We pay interest on the term revolving loan each month. The term revolving loan bears interest at a rate equal to the LIBOR Rate plus 325 basis points. However, the interest rate on the term revolving loan is subject to the same 2% increase upon an event of default under our master loan agreement as provided above with respect to the term loan. Accordingly, our term revolving loan is accruing interest at a rate that is 2% greater than would ordinarily be required under our financing agreements. The term revolving loan will mature on May 1, 2012. On the maturity date, any outstanding and unpaid principal, interest and other charges owning thereunder will be due and payable. As of the quarter ended December 31, 2008, we had drawn the full $5,000,000 on the term revolving loan.

F&M Bank — Iowa also previously extended us a revolving line of credit for working capital purposes. Our former $4,500,000 revolving line of credit loan matured in October 2008, at which time our lender opted to renew only $2,000,000 of our revolving line of credit. As of our fiscal year end on September 30, 2008, we had drawn $3,000,000 on our former line of credit and, upon its maturity in October 2008, we were required to pay down the difference between our former revolving line of credit and our renewed revolving line of credit. This has contributed to the liquidity problems that we are currently experiencing, as described above. As of December 31, 2008, we had drawn $1,850,000 on our line of credit. We are currently out of compliance with our borrowing base requirements with respect to our revolving line of credit due to a reduction in the underlying collateral. In connection with the renewal of our $2,000,000 revolving line of credit, we executed several amendments to our financing agreements. Our revolving line of credit loan bears interest at a rate equal to the LIBOR Rate plus 400 basis points. Interest payments are made monthly and any outstanding and unpaid principal, interest or other costs owing thereunder will be due and payable on October 13, 2009. An unused commitment fee is payable on the average daily unused portion, if any, of the revolving line of credit at the rate of 0.5% per annum, payable in arrears in quarterly installments.
Under our loan agreements with F&M Bank, we may prepay, in whole or in part, the term loan, term revolving loan or revolving line of credit loan; however, we will be subject to a prepayment premium, the amount of which is determined by reference to the date of prepayment. If we prepay the term loan anytime between the closing date and the date that is twelve months after the date on which our construction loan converted into the term loan and the term revolving loan, then the premium will be equal to 2% of the amount of principal prepaid. If we prepay the term loan any time thirteen to twenty-four months after such conversion date, then the premium will be 1% of the principal prepaid.
In addition to the principal and interest payments described above, the financing agreements requires us to make annual payments to the lender equal to 50% of our excess cash flow, as defined by our agreement with F & M Bank. Such payment, however, will not exceed $2,500,000 in any given year. The excess cash flow payment will be applied to the reduction of the outstanding principal of the term loan or the term revolving loan, as determined by the lender, and will not be considered a prepayment.
We have exhausted most all of the credit available under our debt facilities, as no amount remains available under our term revolving loan and only $150,000 remained available under our $2,000,000 revolving line of credit as of quarter end. We do not have further commitments for additional credit facilities from any lender. Our funds from our continuing operations are not currently sufficient to satisfy our operating cost. Accordingly, we are experiencing liquidity problems and expect that we will need to obtain additional credit or raise equity capital in the future to fund our ongoing operations. There is no assurance that we will be able to obtain other sources of short-term financing. The current U.S. economic recession and the ongoing credit crisis has created an unfavorable credit environment that may make it more difficult to obtain additional debt facilities. Also, our failure to comply with certain loan covenants and financial ratios contained in our loan agreements and the going concern opinion contained in Note H to the accompanying financial statements may also make it challenging to obtain additional credit. We are currently only operating our plant when a purchase order has been placed and we have adequate cash on hand to acquire the necessary feedstock. We must rely on the cash we receive from previous biodiesel sales to acquire feedstock for future production and to cover our operating costs. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
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
Failure to Comply with Loan Covenants and Events of Default
Currently, as of the date of our report, we are in default under the financing agreements for failure to satisfy certain financial covenants and ratios with which we are obligated to comply. We are required to continually maintain working capital of at least $4,000,000. “Working capital” is defined generally as our current assets less our current liabilities, as determined in accordance with Generally Accepted Accounting Principles. We have failed to comply with this requirement as of the quarter ended December 31, 2008. Additionally, we failed to comply with the working capital requirement during all of fiscal year 2008 except the quarter ended June 30, 2008. On April 3, 2008, we were provided an initial official written notice of default from AgStar Financial Services, ACA (“AgStar”), the serving agent for the loans evidenced by our loan agreements with F&M Bank, due to our failure to have sufficient amounts of working capital on hand. On April 24, 2008, we received a second written notice from AgStar informing us that as a result of our default, the interest rate on all of our debt facilities with F&M Bank would be increased by 2.0%, which was effective as of August 1, 2008. We were also required to provide weekly borrowing base certificates effective as of May 1, 2008. We have also received subsequent notices of default from our lender. There is no assurance that we will be able to acquire sufficient amounts of working capital to come into compliance with this covenant in the future.
We must additionally attain certain levels of “tangible net worth” equal to the lesser of (i) our tangible net worth at the end of the immediately preceding fiscal year plus $500,000; or (ii) our tangible net worth at the end of the immediately preceding fiscal year plus our retained earnings at the end of the current fiscal year. “Tangible net worth” generally means the excess of total assets (certain assets are excluded from this determination) over total liabilities except “subordinated debt,” as that term is defined in the master loan agreement. The tangible net worth covenant is only measured on an annual basis at the end of each of our fiscal years. We failed to comply with this covenant as of our fiscal years ended September 30, 2008 and 2007; however, our lender waived our noncompliance with the tangible net worth covenant for our fiscal year 2007. Although our lender was willing to waive our past failure to comply with this covenant as of our fiscal year ended September 30, 2007, there is no assurance that our lender will be willing to waive our failure to comply in the future. Additionally, we are also required to maintain “tangible owner’s equity,” as that term is defined in our loan agreements, of at least 50% beginning at the end of the 24th month following the completion date of our plant. Our tangible owner’s equity has not yet been initially measured.

We are further required to continually maintain a fixed charge coverage ratio of not less than 1.25 to 1.00, measured initially at the end of the 12th month following the completion of construction of our plant and at the end of each fiscal year thereafter. On May 31, 2008, our fixed charge coverage ratio was measured for the first time. Our ratio, however, failed to fall within the range established by our lender in our financing agreements. We also failed to comply with this ratio as of our fiscal year ended September 30, 2008.
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
If our lender exercises one or more of the foregoing remedies, it could have a material adverse impact on the Company’s financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shut-down of our plant. This could cause our members to lose all of their investment in the Company.
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
Although our lender has refrained from excising some of its rights and remedies as of the date of this report pending additional performance by the Company, there can be no assurances that our lender will continue to forbear from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. Our default has caused doubts about our ability to continue as a going concern. See Note H to the financial statements accompanying this report.

Liquidity Constraints and Receipt of Additional Equity Capital and Debt Financing
We are currently experiencing liquidity problems and we do not currently believe that our cash flow from continuing operations will alone be sufficient to fund our operations over the next twelve months. In order to provide adequate cash reserves and equity sufficient to satisfy our lender, to comply with our loan covenants and financial ratios over the next 12 months, to alleviate our liquidity constraints and to provide us with adequate cash to fund our operations throughout fiscal year 2009 (including the purchase of feedstock for future biodiesel production), we anticipate that we will need to raise additional equity capital, obtain additional short-term debt financing in the near future, or pursue a combination of these two options. To accomplish these objectives, our board of directors may consider pursuing any one or more of the following courses of action:
•	Raising equity through one or more private placement offerings or a state registered offering of the Company’s membership units;
•	Seeking additional sources of short-term debt financing and credit facilities;
•	Refinancing our current debt financing and credit facilities; or
•	Seeking strategic business opportunities, including with other biodiesel plants.
There can be no assurances that if we pursue any of the foregoing courses of action that they will be successful, or that they will occur within the time frame desired by our lender or as is necessary to successfully fund our ongoing operations. Current market conditions in the biodiesel industry, including volatile feedstock costs, decreasing biodiesel prices and excess production capacity, may make it difficult or impossible to raise sufficient equity through a private or state registered offering of our membership units. Additionally, the going concern opinion contained in Note H to the financial statements accompanying this report may make our membership units an unattractive investment to prospective investors. Further, the current U.S. economic recession and credit crisis, which has caused a tightening in lending standards and reduced the availability of credit, may also have a negative impact on our ability to obtain additional credit and short-term debt financing or raise equity capital. We may consider pursuing other options in addition to those identified above.
If we are unable to obtain sufficient capital, credit or short-term financing to cover the cost of our future operations and improve our liquidity, we may have to temporarily or permanently cease operations at our plant. If we are unable to raise additional capital and we continue to be in default under our loan agreements, our lender may accelerate all principal, interest and costs payable under our loan agreements, foreclose on its security interest in all of our assets or take any one or more of the other remedies afforded our lender under our loan agreements. See “Failure to Comply with Loan Covenants and Events of Default.” Accordingly, our members could lose some or all of their investment in the Company.
We have already taken other cost cutting measures to help us cope with our liquidity and cash flow concerns. Subsequent to the period covered by this report, we laid off six (6) administrative and plant employees.
In December 2008, we engaged a consultant to assist us in locating prospective sources of equity or business partners and seeking additional short-term debt financing. However, there is no guarantee that these efforts will be successful. It may be very difficult to raise equity or obtain additional credit, especially in light of the country’s recent economic downturn and credit crisis. If we cannot obtain additional equity and/or debt financing over the next several months, we may continue to temporarily cease operations for days or weeks at a time on an as-needed basis and operate only when we have adequate cash on hand to acquire the feedstock required for any future biodiesel purchase contracts that we may receive.
Additionally, in October 2008, with the assistance of our lender, we obtained approval of a pre-application for a United States Department of Agriculture (“USDA”) loan guarantee. In order to pursue the USDA loan guarantee, we will have to complete the required application process and will need our lender’s sponsorship. Our ability to qualify for a USDA loan guarantee could make us a better candidate to receive additional debt financing or to refinance our current debt financing. If we do continue with the application process, there is no assurance that we will receive approval for a USDA loan guarantee in a timely manner or at all. Even if we do satisfy the requirements for the USDA loan guarantee, there can be no assurance that it will enable us to obtain additional debt financing or negotiate more favorable terms for our current debt facilities.

Government Programs and Grants
We were awarded additional debt financing in the amount of $400,000 from the Iowa Department of Economic Development (IDED), $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in sixty monthly installments of $5,000. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation of certain jobs. These loans are secured by a security interest in a $400,000 irrevocable standby letter of credit; however, as part of the amended and restated financing agreements that we entered into in October 2008, we were required to pledge to our senior lender, F & M Bank, a $400,000 certificate of deposit as collateral for the letter of credit. See “Short Term and Long-Term Debt Sources” above. The $300,000 zero interest loan and the $100,000 forgivable loan was disbursed to the Company in January 2008. In the event we are unable to satisfy the conditions applicable to our IDED loan, the $400,000 received from IDED may become immediately due and payable. We may be unable to satisfy these conditions in the event our lender accelerates the payments due under our loan documents and/or forecloses on its mortgage and security interests in our assets, causing the Company to permanently or temporarily cease operations. See “Failure to Comply with Loan Covenants and Events of Default” above.
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
As of December 31, 2008, the fair value of our derivative instruments relating to certain commodities, including soybean oil and home heating oil, is reflected as an asset on our balance sheet in the amount of $402,239. A profit of $1,158,425 was included in our cost of goods sold on our statement of operations for our quarter ended December 31, 2008. This is due primarily to realized and unrealized gains on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
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
Distribution to Unit Holders
As of December 31, 2008, the board of directors of the Company had not declared any dividends.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is not required to include this information due to its status as a smaller reporting company.
Item 4T. Controls And Procedures
Our management, including our principal executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended December 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Risk factors are discussed in our annual report on Form 10-KSB. Risk factors are not required to be included in this report due to our status as a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of October 1, 2007 through December 31, 2008. None of our membership units were purchased by or on behalf of Central Iowa Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Central Iowa Energy during the period covered by this report.
Item 3. Defaults Upon Senior Securities.
For the period covered by this report, we were in default of the working capital covenant contained in our loan agreements with our lender, F & M Bank. Under our master loan agreement, we are required to continually maintain working capital of at least $4,000,000. Under our master loan agreement, “working capital” generally means the Company’s current assets less the Company’s current liabilities, as determined in accordance with Generally Accepted Accounting Principles. As of December 31, 2008, we only had approximately $566,400 in working capital. As of our fiscal year ended September 30, 2008, we also failed to comply with several other loan covenants, including the tangible net worth covenant and fixed charge coverage ratio covenant; however, these covenants are measured only at each fiscal year end. Our failure to comply with the working capital covenant constitutes an event of default under our loan agreements, entitling our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosing on its mortgage and security interests in the collateral which secures our debt financing. See “Liquidity and Capital Resources — Failure to Comply with Loan Covenants and Events of Default” above.
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

CENTRAL IOWA ENERGY, LLC
Date: February 17, 2009	/s/ John E. Van Zee
John E. Van Zee
President and Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2009	/s/ Kimberly Smith
Kimberly Smith
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350