Form 10-Q
period 2009-03-31
Central Iowa Energy, LLC
filed 2009-05-15
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2009
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
(641) 791-1010
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of May 1, 2009 there were 26,672 units outstanding.

INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Unaudited Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T. Controls And Procedures	27

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURES	32

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CENTRAL IOWA ENERGY, LLC
Condensed Balance Sheets

	March 31,	September 30,
	2009	2008
	(Unaudited)

ASSETS

Current Assets
Cash and equivalents	$846,751	$690,509
Due from Broker	75	218,680
Trade accounts receivable — related party, less allowance for doubtful accounts of $1,021,916 and $0 in 2009 and 2008, respectively	43,090	1,200,587
Federal incentive receivable	554,213	457,218
Prepaid expenses	81,532	62,610
Derivative instruments	—	70,556
Inventories	787,960	7,776,472

Total current assets	2,313,621	10,476,632

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,683,498	32,593,225
Construction in Process	—	47,083

	41,033,512	40,990,322
Less accumulated depreciation	5,078,083	3,798,838

Net property and equipment	35,955,429	37,191,484

Other Assets
Financing costs, net of amortization	267,105	307,046
Restricted cash	403,667	—

Total other assets	670,772	307,046

Total Assets	$38,939,822	$47,975,162

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$24,025,192	$24,811,856
Revolving line of credit	1,050,000	3,000,000
Accounts payable	180,796	1,111,983
Accounts payable — related party	31,144	423,041
Accrued interest payable	183,618	162,146
Accrued expenses	265,050	278,012

Total current liabilities	25,735,800	29,787,038

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(11,390,098)	(6,405,996)

Total members’ equity	12,459,022	17,443,124

Total Liabilities and Members’ Equity	$38,939,822	$47,975,162

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$1,718,310	$12,847,227
Federal incentives	574,996	2,142,651

	2,293,306	14,989,878

Cost of Goods Sold	3,464,582	15,401,575

Gross Loss	(1,171,276)	(411,697)

Operating Expenses
Professional fees	98,540	91,690
General and administrative	348,005	502,485

Total	446,545	594,175

Operating Loss	(1,617,821)	(1,005,872)

Other Income (Expenses)
Interest income	4,852	4,953
Interest (expense)	(466,405)	(544,207)

Total	(461,553)	(539,254)

Net Loss	$(2,079,374)	$(1,545,126)

Weighted Average Units Outstanding	26,672	26,672

Net Loss Per Unit — Basic and Diluted	$(77.96)	$(57.93)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$6,815,823	$27,182,283
Federal incentives	1,175,852	5,619,475

	7,991,675	32,801,758

Cost of Goods Sold	10,949,742	34,475,516

Gross Loss	(2,958,067)	(1,673,758)

Operating Expenses
Professional fees	235,299	180,294
General and administrative	781,963	1,054,229

Total	1,017,262	1,234,523

Operating Loss	(3,975,329)	(2,908,281)

Other Income (Expenses)
Interest income	9,802	21,318
Interest (expense)	(1,018,575)	(1,153,711)

Total	(1,008,773)	(1,132,393)

Net Loss	$(4,984,102)	$(4,040,674)

Weighted Average Units Outstanding	26,672	26,672

Net Loss Per Unit — Basic and Diluted	$(186.87)	$(151.49)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Cash Flows

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(4,984,102)	$(4,040,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,319,186	1,285,866
Change in assets and liabilities
Due from Broker	218,605	82,975
Accounts receivable	1,157,497	383,909
Other receivable	(96,995)	(404,674)
Inventories	6,988,512	(3,278,364)
Prepaid expenses	(18,922)	(29,593)
Derivative instruments	70,556	(374,023)
Accounts payable	(1,323,084)	2,269,765
Accrued expenses	(12,962)	137,288
Accrued interest payable	21,472	(45,793)

Net cash provided by (used in) operating activities	3,339,763	(4,013,318)

Cash Flows from Investing Activities
Capital expenditures	(43,190)	—
Increase in restricted cash	(403,667)	—
Sales tax refund from equipment purchases	—	461,517

Net cash provided by (used in) investing activities	(446,857)	461,517

Cash Flows from Financing Activities
Proceeds on revolving line of credit	—	2,500,000
Payments on revolving line of credit	(1,950,000)	—
Proceeds from long-term debt	—	400,000
Payments for long-term debt	(786,664)	(1,066,379)

Net cash provided by (used in) financing activities	(2,736,664)	1,833,621

Net Increase (Decrease) in Cash	156,242	(1,718,180)

Cash and cash equivalents — Beginning of Period	690,509	2,268,725

Cash and cash equivalents — End of Period	$846,751	$550,545

Supplemental Disclosure of Cash Flow Information,
Cash payments for interest, net of amount capitalized	$957,162	$1,179,991

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009 and 2008
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
During the quarter ended December 31, 2008 a customer defaulted on a fixed price contract for the delivery of 500,000 gallons of biodiesel. In accordance with the terms of the contract the penalty for not accepting delivery of the product is computed based on the difference between the contract price and the market value of the product on the date of the default. The Company is currently going through arbitration in accordance with the terms of the contract to collect the $1,021,916 shortfall. While the Company believes that the amount is due under the terms of the contract, due to the uncertainty surrounding the outcome of the arbitration proceeding and the financial viability of the customer the entire balance has been reserved. Sales for the six months ended March 31, 2009 have been reported net of this allowance.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009 and 2008
The Company’s policy is to charge simple interest on trade receivables past due balances; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at March 31, 2009.
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
The Company enters into option contracts in order to reduce the risk caused by market fluctuations of soybean oil, heating oil and natural gas. These contracts are used to fix the purchase price of the Company’s anticipated requirements of soybean oil and natural gas in production activities and to manage exposure to changes in biodiesel prices. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings in cost of goods sold. The unrealized gain related to derivative contracts is recorded as a separate asset on the balance sheets.
The following amounts have been included in cost of goods sold for the three and six month periods ended March 31, 2009 and 2008:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Realized gain/(loss)	$414,853	$(2,048,480)	$1,241,595	$(2,770,653)
Change in unrealized gain (loss)	(402,239)	1,613,003	(70,556)	374,023

Net gain (loss)	$12,614	$(435,477)	$1,171,039	$(2,396,630)

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

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009 and 2008
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
RESTRICTED CASH — Restricted cash consists of a certificate of deposit totaling approximately $403,667 at March 31, 2009. These funds have been restricted for purposes in accordance with the terms of a loan agreement with a third party lender. As of March 31, 2009 and 2008 there are no other bank or legal restrictions regarding cash.
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized using the effective interest method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the six months ended March 31, 2009 and 2008 was $39,941 and $19,513, respectively.
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
NOTE B: INVENTORIES
Inventories consist of the following as of March 31, 2009 and 2008:

	2009	2008
Raw materials	$362,374	$2,753,646
Work in process	—	155,988
Finished goods	425,586	6,265,664

Total	$787,960	$9,175,298

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009 and 2008
NOTE C: RELATED PARTY TRANSACTIONS
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. The Company pays a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. Total fees expensed under the agreement for the six months ended March 31, 2009 and 2008 were approximately $59,000 and $703,000, respectively. The agreement will renew annually unless terminated by either party upon one year’s prior written notice. On April 7, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreement will expire on May 1, 2010. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties.
In November 2008, the Company entered into a Toll Processing Agreement with REG for the delivery of corn oil to the Company for pre-treatment processing. REG agrees to pay the Company a fixed processing fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing.
In January 2009, the Company entered into an additional Toll Processing Agreement with REG for the delivery of various feedstocks to the Company for processing into biodiesel meeting certain specifications. REG agrees to pay a fixed fee per gallon produced from said feedstocks. The Company will retain all co-products produced as a result of the processing at no additional cost. The term of the agreement continues from January 2009 until March 30, 2010 and shall continue thereafter on a month to month basis unless terminated in writing by either party at least one month in advance of the termination date. The Company also entered into an addendum to the agreement which provides for the processing of certain other feedstocks into biodiesel. The Company shall pay to REG a by-product payment for the co-products produced and sold from the processing of this additional feedstock. All other terms of the agreement are unchanged.
NOTE D: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company was required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note was secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continued to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continued to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. In April 2008, the Company received a notice from the lender that the interest rate increased by 2% due to its default under the loan agreement (See Note H). In October 2008, the Company entered into a first and second amendment to the amended and restated master loan agreement. Under these agreements, the revolving line of credit was decreased to $2,000,000, the interest rate was amended to be equal to 4% above the LIBOR rate and at no time less than 6%, interest must be paid monthly, the outstanding principal balance and all accrued interest is payable in full in October 2009, the note is secured by an amended and restated mortgage, and the tangible net worth covenant was amended. The Company continues to pay an unused commitment fee on the average daily unused portion at the new rate of 0.50% per annum, payable in quarterly installments. (See Note E for covenants) As of March 31, 2009, approximately $1,050,000 was outstanding under the revolving line of credit.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009 and 2008
NOTE E: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at March 31, 2009:

2009
Mortgage Term Note payable to F & M Bank — Iowa — See details below	$18,616,732

Iowa Department of Economic Development — See details below	345,000

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment.	63,460

$24,025,192

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
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving line of credit agreement as of March 31, 2009.
The agreements provide for several different interest rate options including variable and fixed options (5.70% variable on the term note and revolving line of credit note, as of March 31, 2009). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’s equity, measured quarterly. The notes are secured by essentially all of the Company’s assets. In April 2008, the Company received a notice from the lender that the interest rate would be increased by 2% due to its default under the loan agreement (See Note H).
The bank note agreements for F&M Bank — Iowa contains restrictive covenants which, among other things, require the Company to maintain minimum working levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. As of March 31, 2009, the Company was in violation of the working capital, tangible net worth, owner equity ratio and fixed charge ratio covenants.
Iowa Department of Economic Development
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 14 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The note is due in monthly installments of $5,000 which began in May 2008.
NOTE F: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the six months ended March 31, 2009 and 2008, was $7,442 and $10,996, respectively.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009 and 2008
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
Contingencies
On March 12, 2009 the European Commission applied temporary duties on imports of biodiesel from the United States, while it continues to investigate the evidence of unfair subsidies and dumping of United States biodiesel imports into the European Union. The duties went into effect March 13, 2009 and will remain in place until July 2009. At such time, the European Commission may determine to impose definitive tariffs, which could last for five years. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease. If any governmental supports are modified or removed and decreased demand for the Company’s biodiesel results, its profitability would decrease.
NOTE H: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. From inception to March 31, 2009, the Company has generated net losses of $11,390,098 and experienced significant fluctuations in the costs of the basic product inputs and sales prices. In an effort to increase profit margins and reduce losses, the Company increased its production of animal fat-based biodiesel and decreased its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. The Company also utilized corn oil as an alternative to soybean oil as much as possible. Furthermore, the Company may scale back the rate at which it produces biodiesel.
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
March 31, 2009 and 2008
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
The Company’s lender has indicated that the Company must raise capital in an amount sufficient to comply with the Company’s loan covenants and to have adequate cash reserves on hand. In October 2008, the Company’s lender decreased the line of credit to $2 million.
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
NOTE I: SUBSEQUENT EVENT
On May 8, 2009, the Company entered into an Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Newton, LLC, an Iowa limited liability company and a wholly-owned subsidiary of Newco (“Newton”) (collectively, with REG and Newco, the “REG Parties”) pursuant to which Newton will acquire substantially all of the Company’s assets, assume certain liabilities of the Company and thereafter operate the Company’s biodiesel production facility (the “Transaction”). The Asset Purchase Agreement contemplates the simultaneous closing of REG’s merger with and into a wholly-owned subsidiary of Newco, with REG being the surviving entity (the “REG merger”). The Asset Purchase Agreement also refers to two other similar agreements entered into by REG and Newco. These other agreements provide for (i) the acquisition by REG Wall Lake, LLC, a wholly-owned subsidiary of Newco (“Wall Lake”), of substantially all of the assets of, and Wall Lake’s assumption of certain liabilities of, Western Iowa Energy, LLC, an Iowa limited liability company (“WIE”), and (ii) the merger of Blackhawk Biofuels, LLC, a Delaware limited liability company (Blackhawk) with and into REG Danville, LLC, a wholly-owned subsidiary of Newco (“Danville”), with Danville being the surviving entity (together with the REG Merger, the “Common Plan Transactions”). Accordingly, the business and assets of CIE, WIE, Blackhawk and REG may all be consolidated under Newco. The closing of the REG Merger is a condition to the closings of the Transaction; however, the closings of the other Common Plan Transactions are not conditions to the closing of the Transaction.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009 and 2008
Upon closing of and in consideration of the Transaction, the Company unitholders will receive an aggregate of 4,248,840 shares of Common Stock of Newco and 158,041 shares of Preferred Stock of Newco (subject to adjustment for fractional shares). These shares of Newco Common Stock and Preferred Stock are expected to be distributed to the Company unitholders in proportion to each unitholder’s respective ownership interest in the Company. Upon closing of the Transaction and the Common Plan Transactions, the Company’s unitholders will hold in the aggregate approximately 1.15% of the total issued and outstanding shares of Newco Preferred Stock and approximately 11.62% of the issued and outstanding shares of Newco Common Stock. The closing of the Transaction contemplated by the Asset Purchase Agreement is conditioned upon the receipt of certain regulatory approvals, the approval of the unitholders of the Company, and the approval of the unitholders and shareholders of the REG Parties, among other things. If the Transaction is duly approved by the Company’s unitholders and all other conditions to closing are satisfied, the Company intends to liquidate, windup and dissolve and terminate its existence as soon as practicable following closing of the Transaction, but in no case more than 30 days following such closing. Until the Company is dissolved and its existence is terminated after closing of the Transaction, Newco has agreed to pay certain mutually agreeable ongoing costs related to the Company. The closing of the Transaction is also subject to numerous other conditions identified in the Asset Purchase Agreement. There can be no assurances that the Transaction contemplated by the Asset Purchase Agreement will ever close.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2008.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us may include:
•	Changes in interest rates or the availability, terms and conditions of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to raise additional equity capital proceeds;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel and biodiesel, fuel prices, and consumer attitudes regarding the use of biodiesel;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Fluctuations in petroleum and diesel prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Competition with other manufacturers in the biodiesel industry;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives;

•
The occurrence of events of default under our financing agreements, our failure to comply with loan covenants contained in our financing agreements and the response of our lender to our failure to comply with such covenants;

•	Our ability to continue to export our biodiesel;

•	The imposition of tariffs or other duties on biodiesel imported into Europe;

•	Current unfavorable domestic and international economic conditions;

•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;

•
Changes in plant production capacity or technical difficulties in operating the plant for any reason, including changes due to events beyond our control or as a result of intentional reductions in production or plant shutdowns;

•	The closing, or the failure to close, of the transaction contemplated by the asset purchase agreement entered into by the Company’s board of directors with REG and other parties affiliated with REG;

•	Our ability to generate profits; and

•	Other factors described elsewhere in this report.
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
Overview
Central Iowa Energy, LLC was formed as an Iowa limited liability company on March 31, 2005. References to “Central Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Central Iowa Energy, LLC. We own and operate a 30 million gallon per year biodiesel production plant near Newton, Iowa. We have been engaged in the production and sale of biodiesel and its primary co-product, glycerin, since April 2007. Our plant is capable of producing biodiesel from both vegetable oil, including soybean oil and corn oil, and animal fats. Our facility is also capable of pretreating crude vegetable oils, including soybean oil and corn oil, and animal fats. Pursuant to our Management and Operational Services Agreement (“MOSA”) with Renewable Energy Group, Inc. (“REG”), REG is required to provide for the management of our plant, to acquire feedstock and chemicals necessary for the plant’s operation and to perform certain administrative, sales and marketing functions. On April 7, 2008, REG provided the Company with twelve (12) months written notice of its intent to terminate the MOSA. We expect the MOSA will terminate by May 1, 2010. Due to our significant reliance on REG for the management of our plant, the procurement of our inputs, and the sale and marketing of our biodiesel, this could have a material adverse affect on our ability to operate and generate revenues in the event we are not able to negotiate a new MOSA with REG or enter into an agreement for similar services with another third party. For the period ended March 31, 2009, no amounts were payable under the MOSA due to the fact that we did not produce biodiesel other than pursuant to a toll processing agreement entered into with REG Marketing & Logistics Group, LLC, an entity affiliated with REG. Under the toll processing agreement, the per gallon fixed fee provided for in the MOSA that is typically applicable to each gallon of biodiesel produced at our plant does not apply to the gallons of biodiesel produced under the toll processing agreement.
We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the costs of our feedstock and operating costs. Our revenues are generally impacted by such factors as the available supply and demand for biodiesel, the price of diesel fuel (with which biodiesel prices often correlate), general economic conditions, the weather, our dependence on one major customer who markets and distributes our products, the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel supports and incentives. High feedstock costs, combined with falling biodiesel prices and demand, have made profit margins small or nonexistent. Demand for biodiesel has also decreased due to the unfavorable economic conditions that are prevailing in the U.S. and abroad. Biodiesel demand may also be negatively impacted as a result of recent imposition by the European Commission of temporary anti-dumping and anti-subsidy tariffs on all biodiesel produced in the United States. In addition, demand could remain stagnant or decrease even further as a result of the Environmental Protection Agency’s recent findings that soy-based biodiesel does satisfy the reduction in greenhouse gas emissions necessary to be eligible to count towards the Renewable Fuels Standard.

For the three months covered by this report, we produced approximately 402,122 gallons of biodiesel. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (or 2,500,000 gallons per month), we only operated at approximately 5% of our production capacity for the period ended March 31, 2009. For the third quarter of fiscal year 2009, we anticipate that we will continue to operate substantially below our nameplate production capacity at or below approximately 50%. We believe this is due to a combination of the high price of feedstock, decreased biodiesel demand and price, our lack of biodiesel sale contracts, our lack of available credit and liquidity concerns, and the generally unfavorable economic conditions that are prevailing in the U.S. and worldwide, as described throughout this report.
We incurred a net loss of $2,079,374 for the three months ended March 31, 2009. We are currently experiencing liquidity concerns due to the fact that we are not generating significant funds from operations and we do not have significant credit facilities available to us at this time. We are no longer continuously operating our facility. Instead, we produce biodiesel only when we have received a biodiesel purchase contract and when we have sufficient cash on hand to purchase the feedstock necessary to produce the amount of biodiesel required by the contract. Our plant did not produce biodiesel for a majority of the period ended March 31, 2009. Our only biodiesel production during the period covered by this report was pursuant to a toll processing agreement with REG Marketing & Logistics Group, LLC (“REG Marketing”) entered into in January 2009 pursuant to which REG Marketing has the right to order from the Company the production of biodiesel meeting certain specifications and yield requirements from certain types of feedstock, which will be provided by REG, in exchange for which we are entitled to receive a fixed fee per gallon of biodiesel produced. The Company also entered into four addendums to the toll processing agreement which provides for the processing of certain other feedstocks into biodiesel meeting certain specifications and yield requirements and which extends the initial term of the agreement. The term of this agreement is from January 6, 2009 until March 30, 2010 and will continue thereafter month-to-month unless terminated by either party at least one month in advance of the termination date. Under the toll processing agreement and the related addendums, REG Marketing may place orders for the production of biodiesel from crude soy oil, refined bleach soy oil, choice white grease, bleachable fancy tallow, and certain types of canola oil and corn oil. However, the toll processing agreement does not guarantee that we will receive any minimum amount of biodiesel orders. During the quarter ended March 31, 2009, we produced biodiesel under the toll processing agreement from soybean oil and canola oil feedstock delivered to us from REG. We do not have other contracts lined up for the purchase of our biodiesel over the third quarter of fiscal year 2009 and we expect that most, if not all, of our biodiesel production during the third quarter will be pursuant to the toll processing agreement.
In November 2008, we entered into a toll processing arrangement with an entity affiliated with REG for the pre-treatment processing of corn oil from time to time, for which we will receive a fixed fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing. Due to our plant’s ability to pretreat animal fat for the biodiesel production process, we have also from time to time during the quarter ended March 31, 2009 entered into certain animal fat tolling arrangements with other biodiesel plants, pursuant to which we pretreat animal fat feedstock supplied by the other party in exchange for certain fees. The Company may continue to operate under similar arrangements throughout the remainder of the 2009 fiscal year. These arrangements could provide us with additional sources of revenues in addition to those that may be generated under the biodiesel toll processing agreement with REG Marketing.
We expect to continue operating on an as-needed basis for toll processing orders for the foreseeable future until general biodiesel demand increases and our liquidity situation has improved. We do not expect to have sufficient working capital on hand in the foreseeable future to acquire feedstock to produce biodiesel other than pursuant to a toll processing arrangement, which generally shifts the risk of feedstock costs and biodiesel prices to the other party. Decreased demand for biodiesel and our failure to obtain biodiesel purchase contracts or toll processing orders may have a material adverse affect on our ability to generate revenues.

Proposed Asset Purchase Transaction with Renewable Energy Group, Inc.
On May 8, 2009, our board of directors entered into an Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Newton, LLC, an Iowa limited liability company and a wholly-owned subsidiary of Newco (“Newton”) (collectively, with REG and Newco, the “REG Parties”) pursuant to which Newton will acquire substantially all of the Company’s assets, assume certain liabilities of the Company and thereafter operate the Company’s biodiesel production facility (the “Transaction”). The Asset Purchase Agreement contemplates the simultaneous closing of REG’s merger with and into a wholly-owned subsidiary of Newco, with REG being the surviving entity (the “REG Merger”). The Asset Purchase Agreement also refers to two other similar agreements entered into by REG and Newco. These other agreements provide for (i) acquisition by REG Wall Lake, LLC, a wholly-owned subsidiary of Newco (Wall Lake), of substantially all of the assets of, and Wall Lake’s assumption of certain liabilities of, Western Iowa Energy, LLC, an Iowa limited liability company (WIE), and (ii) the merger of Blackhawk Biofuels, LLC, a Delaware limited liability company (Blackhawk) with and into REG Danville, LLC, a wholly-owned subsidiary of Newco (Danville), with Danville being the surviving entity (together with the REG Merger, the “Common Plan Transactions”). Accordingly, the business and assets of CIE, WIE, Blackhawk and REG may all be consolidated under Newco. The closing of the REG Merger is a condition to the closing of the Transaction; however, the closings of the other Common Plan Transactions are not conditions to the closing of the Transaction.
Upon closing of and in consideration of the Transaction, the Company unitholders will receive an aggregate of 4,248,840 shares of Common Stock of Newco and 158,041 shares of Preferred Stock of Newco (subject to adjustment for fractional shares). These shares of Newco Common Stock and Preferred Stock are expected to be distributed to the Company unitholders in proportion to each unitholder’s respective ownership interest in the Company. Upon closing of the Transaction and the Common Plan Transactions, the Company’s unitholders will hold in the aggregate approximately 1.15% of the total issued and outstanding shares of Newco Preferred Stock and approximately 11.62% of the issued and outstanding shares of Newco Common Stock. The closing of the Transaction contemplated by the Asset Purchase Agreement is conditioned upon the receipt of certain regulatory approvals, the approval of the unitholders of the Company, and the approval of the unitholders and shareholders of the REG Parties, among other things. If the Transaction is duly approved by the Company’s unitholders and all other conditions to closing are satisfied, the Company intends to liquidate, windup and dissolve and terminate its existence as soon as practicable following closing of the Transaction, but in no case more than 30 days following such closing. Until the Company is dissolved and its existence is terminated after closing of the Transaction, Newco has agreed to pay certain mutually agreeable ongoing costs related to the Company.
Following the receipt of certain regulatory approvals, it is expected that the Company’s board of directors will convene a special meeting of the Company’s unitholders for the purpose of holding a vote to obtain the requisite unitholder approval on the Transaction and the Asset Purchase Agreement. Prior to such meeting, it is expected that Newco will file a registration statement on Form S-4 to register with the Securities and Exchange Commission (the “SEC”) the Newco shares of Common Stock and Preferred Stock to be issued in consideration of the Transaction and the other Common Plan Transactions; such Registration Statement will contain a prospectus and joint proxy statement prepared in cooperation by the Company, the REG Parties and the other parties to the Common Plan Transactions and will describe the Transaction and the other Common Plan Transactions. The prospectus and joint proxy statement are expected to be made available to the Company’s unitholders prior to such meeting.
Approval of the Transaction and the Asset Purchase Agreement requires the affirmative vote of unitholders holding a majority of the outstanding membership interests of the Company; provided, however, that the affirmative vote of unitholders holding no less than 75% of the outstanding membership interests of the Company will be required to approve the liquidation, dissolution and winding up of the Company. The closing of the Transaction is also subject to numerous other conditions identified in the Asset Purchase Agreement, which is filed as an exhibit to this report. There can be no assurances that the Transaction contemplated by the Asset Purchase Agreement will ever close.
The Company and the REG Parties have made customary representations, warranties, and covenants in the Asset Purchase Agreement. In the event that the Company has not received from its senior lender on or before May 31, 2009 a written consent to the Transaction and a waiver of any breaches arising from the Company’s execution of the Asset Purchase Agreement, the Company will have seven days to exercise its right to terminate the Asset Purchase Agreement for failure of such condition to be satisfied.

Results of Operations for the Three Months Ended March 31, 2009 and 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$2,293,306	100.00%	$14,989,878	100.00%

Cost of Goods Sold	3,464,582	151.07%	15,401,575	102.75%

Gross Loss	(1,171,276)	(51.07%)	(411,697)	(2.75%)

Operating Expenses	446,545	19.47%	594,175	3.96%

Operating Loss	(1,617,821)	(70.54%)	(1,005,872)	(6.71%)

Other Expense	(461,553)	(20.13%)	(539,254)	(3.60%)

Net Loss	(2,079,374)	(90.67%)	(1,545,126)	(10.31%)
Revenues
Our revenues from operations primarily come from biodiesel sales and, to a lesser extent, sales of glycerin, fatty acid and soapstock. The following table shows the sources of our revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$2,042,097	89%	$14,354,129	96%
Glycerin Sales	25,748	1%	423,665	3%
Fatty Acid and Soapstock Sales	225,461	10%	212,084	1%

Total Revenues	$2,293,306	100%	$14,989,878	100%

Revenues from operations for the three months ended March 31, 2009 totaled $2,293,306 compared with $14,989,878 for the three months ended March 31, 2008. Included within our revenues for the three months ended March 31, 2009 and 2008 are approximately $574,996 and $2,142,651, respectively, in incentives we received or which were receivable from certain federal government incentive programs for the sale of biodiesel. Total revenues were lower for the three months ended March 31, 2009 compared to the same period in 2008 due to an 85% decrease in sales volume caused by a significant decrease in biodiesel demand and a decrease in prevailing biodiesel sales prices. We also produced 90% less biodiesel for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in government incentives from March 31, 2008 to March 31, 2009 is a result of our decrease in the number of gallons of biodiesel sold for the three months ended March 31, 2009 as compared to the same period in 2008.
The average biodiesel sale price we received for the quarter ended March 31, 2009 was approximately 37% lower than our average biodiesel sale price for the comparable period in 2008. For the quarter ended March 31, 2009, the average price received for our biodiesel was approximately $2.60 per gallon, compared to approximately $4.13 per gallon for the quarter ended March 31, 2008, which is a decrease of $1.53 cents per gallon.
Over the past year, biodiesel prices have decreased significantly as a result of declining energy prices. In general, biodiesel prices are correlated to diesel fuel prices due to the fact that biodiesel is primarily used as an additive to petroleum-based diesel. According to the Energy Information Administration, the average retail price for No. 2 Ultra Low Sulfur Diesel peaked at over $4.70 cents per gallon in July 2008, but dropped to a price of approximately $2.19 cents per gallon as of May 4, 2009. Biodiesel sales prices have followed a similar trend, although they typically remain at levels equal to or higher than the price of petroleum-based diesel. For example, the price for B100 biodiesel in Iowa was approximately $2.65 to $3.25 per gallon for the week of May 1, 2009, according to the USDA’s Weekly Ag Energy Round-Up report. However, according to the Energy Information Administration, the average diesel price for the Midwest was $2.12 on May 4, 2009, which is lower than the price per gallon for biodiesel. Demand for biodiesel may be reduced as a result of this price difference. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing our biodiesel at profitable prices. We expect these trends to continue for the remainder of our fiscal year.

Management believes that the current U.S. economic recession, the global economic downturn and the recent financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of bailout plans may also place downward pressure on the demand for fuel, including biodiesel. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets previously tumbled as a result of the economic turmoil, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future.
In addition, demand for biodiesel may also be depressed as a result of temporary anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. The tariffs went into effect March 13, 2009 and will remain in place until July 2009. At such time, the European Commission may determine to impose definitive tariffs, which could last for the next five years. According to the May 2009 issue of the Biodiesel Magazine, the tariffs result in an additional charge of between $30 to $265 per metric ton of biodiesel. In addition, demand could remain stagnant or decrease even further as a result of the Environmental Protection Agency’s recent findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the Renewable Fuel Standard (“RFS”). The RFS requires that biodiesel reduce greenhouse gas emissions by 40% to 50% when compared to conventional biodiesel in order to count towards the RFS mandate. The Environmental Protection Agency recently found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. If demand for biodiesel continues to decline, we may be forced to temporarily or permanently cease operations and our members could lose some or all of their investment.
A greater supply of biodiesel on the market from increased utilization of existing capacity could make it difficult for us to market our products at profitable prices. As of September 29, 2008, the latest date for which data is available, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, but that biodiesel producers are utilizing only an extremely limited amount of this capacity. Many biodiesel plants do not operate at full capacity due in part to the fact that total production capacity exceeds demand for biodiesel.
We also sold 86% less pounds of glycerin in the second quarter of fiscal year 2009 as compared to the same period in fiscal year 2008. For the three months ended March 31, 2009 we sold 364,000 pounds of glycerin as compared to 2,577,019 pounds of glycerin for the comparable period in 2008. This decrease in glycerin sales is a result of our decreased biodiesel production for the three months ended March 31, 2009 as compared to the same period in 2008. The average sale price for our glycerin has decreased from $0.16 per pound as of March 31, 2008 to $0.07 per pound as of March 31, 2009, a decrease of $0.09 per pound. The sales price of glycerin has decreased due to decreased demand for crude glycerin.
Our percentage of revenues from biodiesel, glycerin, and fatty acids and soapstock has decreased slightly from the period ended March 31, 2008 to the period ended March 31, 2009. For the three months ended March 31, 2009, our biodiesel sales as a percentage of our revenues decreased 7% to 89% as compared to 96% for the same period in 2008. For the three months ended March 31, 2009, our glycerin sales as a percentage of our revenue for the period ended March 31, 2008 decreased slightly to 1%, down from 3% for the same period in 2008. Our fatty acids sales as a percentage of revenues increased from 1% to 10% for the periods ended March 31, 2008 and 2009. This increase in fatty acid sales is related to our increased use of high fatty acid feedstocks.

Cost of Goods Sold
The primary components of cost of goods sold from the production of biodiesel are raw materials (soybean oil, animal fats, corn oil, methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment. Our business is sensitive to feedstock costs. The cost of feedstock is the largest single component of the cost of biodiesel production, typically accounting for 70-90% of the overall cost of producing biodiesel. Any fluctuation in the price of feedstock without a corresponding change in the price of biodiesel will alter the return on investment that our members receive.
Cost of goods sold for our products for the quarter ended March 31, 2009 was $3,464,582, which is down significantly from $15,401,575 for the three months ended March 31, 2008. This decrease is a result of a 85% decrease in biodiesel sales volume experienced for the period ended March 31, 2009 as compared to the same period for 2008.
Our cost of goods sold for our products increased as a percentage of our revenues from 102.75% for the three months ended March 31, 2008, to 151.07% for the three months ended March 31, 2009. This increase is primarily due to a significant decrease in biodiesel prices without a corresponding decrease in feedstock costs, and the impact of our fixed costs with our reduction in production, partially offset by the changes in the realized gain recognized on our derivative instruments.
Soybean oil prices have been extremely volatile over the last year, reaching a peak in the summer of 2008 and plummeting thereafter. The USDA National Weekly Ag Energy Round-Up Report indicates that as of May 1, 2009, crude soybean oil prices in Iowa have dropped to approximately 33.22 to 34.72 cents per pound from the price of 52.35 to 54.85 cents per pound for the same week a year ago. Accordingly, based on recent trends, Management expects that cost of goods sold on a per-gallon of soybean oil based biodiesel sold basis may decrease or stay the same for the third quarter of the 2009 fiscal year. Because it takes over seven pounds of soybean oil or animal fat to produce a gallon of biodiesel, increase in these feedstock costs can significantly increase our cost of goods sold. During the period covered by this report, the Company did not produce biodiesel from animal fats, which is typically a lower cost feedstock, due to the fact that it only engaged in biodiesel production pursuant to a toll processing agreement with REG Marketing.
Although the Company did not utilize animal fat feedstock during the period covered by this report, the Company may utilize animal fats as a less costly feedstock alternative to soybean oil for the remainder of the 2009 fiscal year when feasible. Although animal fat prices are not currently as high as soybean oil prices, animal fat prices have nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase. According to the USDA’s April 2009 Oil Crop Outlook report, lard and edible tallow prices for March 2009 were 19.49 cents and 19.42 cents per pound, respectively, down from the July 2008 average prices of 52.82 cents and 48.61 cents per pound, respectively. Based on these trends, Management anticipates that the cost of animal fat feedstock may decrease for the third quarter of fiscal year 2009, thereby decreasing our cost of goods sold on a per gallon of animal fat-based biodiesel sold basis. However, Management expects that prices may remain volatile throughout fiscal year 2009, as domestic and global economic conditions and commodities markets may affect input prices, including animal fats.
To the extent that we continue to only produce biodiesel or pretreat feedstock pursuant to tolling arrangements with other third parties, the feedstock will be supplied by the third party ordering such biodiesel production or feedstock pretreatment. Biodiesel toll processing arrangements generally shift the risk of feedstock costs and biodiesel prices to the other party.
We experienced a $12,614 net gain during the three months ended March 31, 2009 related to our derivative instruments. This hedging net gain consisted of a realized gain of $414,853 and an unrealized loss of $402,239. For the three months ended March 31, 2008, a net loss of $435,477 with respect to our derivative instruments was included in cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing and changes in value of derivative instruments relative to the cost of the commodity being hedged. See “Commodity Risk Protection.”

Operating Expenses
Operating expenses for the three months ended March 31, 2009 totaled $446,545 as compared to operating expenses of $594,175 for the same period in 2008. This decrease in operating expenses is the result of a $6,850 increase in professional fees which was offset by a $154,480 reduction in general and administrative expenses. In light of our reduced production and biodiesel output the Company has trimmed costs where possible, which has resulted in the decrease in general and administrative expenses. We expect that our operating expenses for the third quarter of fiscal year 2009 will remain fairly consistent if plant production levels remain consistent.
Other Income (Expenses)
Our other expenses for the three months ended March 31, 2009 totaling $461,553 was 20.13% of our revenues. This expense resulted primarily from interest expense totaling $466,405. We received $4,852 in interest income for the three months ended March 31, 2009. The decrease in interest expense as compared to prior years is a result of a drop in the interest rates and a reduction in the average balance outstanding.
Results of Operations for the Six Months Ended March 31, 2009 and 2008
The following table shows the results of our operations for the six months ended March 31, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$7,991,675	100.00%	$32,801,758	100.00%

Cost of Goods Sold	10,949,742	137.01%	34,475,516	105.10%

Gross Profit (Loss)	(2,958,067)	(37.01%)	(1,673,758)	(5.10%)

Operating Expenses	1,017,262	12.73%	1,234,523	3.77%

Operating Income (Loss)	(3,975,329)	49.74%	(2,908,281)	(8.87%)

Other Income (Expense)	(1,008,773)	(12.62%)	(1,132,393)	(3.45%)

Net Income (Loss)	(4,984,102)	(62.36%)	(4,040,674)	(12.32%)
Revenues
The following table shows the sources of our revenues for the six months ended March 31, 2009 and 2008:

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$7,492,560	94%	$31,396,119	96%
Glycerin Sales	123,919	2%	1,063,490	3%
Fatty Acid and Soapstock Sales	375,196	4%	342,149	1%

Total Revenues	$7,991,675	100%	$32,801,758	100%

Revenues from operations for the six months ended March 31, 2009 totaled $7,991,675, compared to $32,801,758 for the same period in 2008. The significant decrease from period to period is primarily due to our substantial decrease in biodiesel production and sales during the six months ended March 31, 2009 and also lower average sales prices for biodiesel and glycerin during such period. Included within our net sales of biodiesel are incentive funds we have received from the federal government for sales of 99.9% biodiesel. The amount of incentive revenues for the six months ended March 31, 2009 was $1,175,852 as compared to $5,619,475 for the six months ended March 31, 2008.

Cost of Goods Sold
Our cost of sales for our products increased as a percentage of our revenues from 105.10% of our revenues for the six months ended March 31, 2008, to 137.01% of our revenues for the six months ended March 31, 2009. This increase is primarily due to a decrease in the average sale price of biodiesel by approximately $1.53 per gallon for the six months ended March 31, 2009 as compared to the same period for 2008, and the impact of our fixed costs with our reduction in production offset by the change in the realized gain recognized on our derivative instruments.
Operating Expense
Our operating expenses were 1,017,262 and 1,234,523 for the six months ended March 31, 2009 and 2008, respectively. This decrease in operating expenses is the result of a $55,005 increase in professional fees which was offset by a $217,261 reduction in general and administrative expenses. In light of our reduced production and biodiesel output, the Company has trimmed costs where possible, which has resulted in the decrease in general and administrative expenses. We expect that going forward our operating expenses will remain constant if production levels remain consistent.
Other Income (Expenses)
Our other expenses for the six months ended March 31, 2009 was $1,008,773 compared to $1,132,393 for the same period of 2008. This expense resulted primarily from interest expense of $1,018,575, a decrease from $1,153,711 during the same period in 2008. Our interest expense decreased primarily due to our payments toward our revolving line of credit and our reducing revolving credit note.
Changes in Financial Condition for the Six Months Ended March 31, 2009
The following table highlights the changes in our financial condition:

	March 31,	September 30,
	2009	2008
Current Assets	$2,313,621	$10,476,632
Current Liabilities	$25,735,800	$29,787,038
Members’ Equity	$12,459,022	$17,443,124
Current Assets. Current assets totaled $2,313,621 at March 31 2009 down from $10,476,632 at September 30, 2008. The decrease during this period is in part a result of a significant decrease in inventory from $7,776,472 at September 30, 2008 to $787,960 at March 31, 2009 stemming from our significant decrease in production levels. Further, trade accounts receivable in the amount of $43,090 at March 31, 2009 was significantly less than that in the amount of $1,200,587 at September 30, 2008. This decrease in accounts receivables is primarily due to the decrease in biodiesel sales for the period ended March 31, 2009 as compared to the quarter ended September 30, 2008.
Current Liabilities. Current liabilities totaled approximately $25,735,800, down from approximately $29,787,038 at September 30, 2008. The decrease of $4,051,238 during this period resulted primarily from reduced accounts payable due to our decrease in biodiesel production discussed above and due to the reduction in our outstanding debt. Due to the going concern opinion contained in Note H to the financial statements, all long-term debt has been classified as current.
Members’ Equity. Total members’ equity as of March 31, 2009 was $12,459,022, down from $17,443,124 as of September 30, 2008. The decrease in total members’ equity is a result of our net loss realized during the period.
Cash Flows
Cash Flow from Operating Activities. Net cash flow provided by operating activities for the six months ended March 31, 2009 totaled $3,339,763. This was the result of an operating loss of $4,984,102, non-cash items of $1,319,186 and a $7,004,679 increase in working capital components. The working capital component increase is primarily due to a reduction in inventory during the six months ended March 31, 2009.

Cash Flow from Investing Activities. Net cash flow used in investing activities for the three months ended March 31, 2009 totaled $446,857, which was primarily related to an increase in our restricted cash balance due to our senior lender’s requirement of a pledge of a certificate of deposit as collateral for our irrevocable line of credit which secures our loan from the Iowa Department of Economic Development.
Cash Flow from Financing Activities. Net cash used in financing activities for the six months ended March 31, 2009 totaled $2,736,664, which was the result of payment of $1,950,000 to our revolving line of credit and the payment of $786,664 on our long-term debt with our lender, F&M Bank.
Liquidity and Capital Resources
Short Term and Long-Term Debt Sources
On September 26, 2006, we closed on our debt financing with our lender, F & M Bank — Iowa, pursuant to which we received a construction loan in the amount of $27,000,000 that later converted into two credit facilities following completion of construction of our plant: a $22,000,000 term loan and a $5,000,000 revolving term loan to be used for cash and inventory management.
Our $22,000,000 term loan has an interest rate with a variable base rate equal to the LIBOR Rate plus 325 basis points. The LIBOR Rate is generally defined as the One Month London Interbank Offered Rate reported on the 10th day of the month preceding each interest period by the Wall Street Journal in its daily listing of money rates, defined therein as the average of interbank offered rates for dollar deposits in the London market. We are required to make equal monthly payments of principal and interest on the term loan until the maturity date, which will be May 1, 2012, at which time any outstanding and unpaid principal, interest or other charges owing under the term loan will be due and payable. The principal payments are equal to an amount that fully amortizes the outstanding principal balance of the term note over a period not to exceed 10 years, together with accrued interest on the term loan. As of the quarter ended March 31, 2009, there was a principal balance of approximately $18,616,732 on the term loan. We have failed to make the principal payments required on our term loan since January 2009; since that date, we have only made payments of interest. Failure to make payments required under our financing agreements is an event of default.
Advances under the term revolving loan up to the amount of $5,000,000 may be used for cash and inventory management purposes. We pay interest on the term revolving loan each month. The term revolving loan bears interest at a rate equal to the LIBOR Rate plus 325 basis points. The term revolving loan will mature on May 1, 2012. On the maturity date, any outstanding and unpaid principal, interest and other charges owning thereunder will be due and payable. As of the quarter ended March 31, 2009, we had drawn the full $5,000,000 on the term revolving loan.
In October 2008 our lender extended us a $2,000,000 revolving line of credit. As of March 31, 2009, we had drawn $1,050,000 on our line of credit. We are currently out of compliance with our borrowing base requirements with respect to our revolving line of credit, which is an event default. Our revolving line of credit loan bears interest at a rate equal to the LIBOR Rate plus 400 basis points. Interest payments are made monthly and any outstanding and unpaid principal, interest or other costs owing thereunder will be due and payable on October 13, 2009.
We have exhausted most all of the credit available under our debt facilities, as no amount remains available under our term revolving loan and only $950,000 remained available under our $2,000,000 revolving line of credit as of quarter end. We do not have further commitments for additional credit facilities from any lender. There is no assurance that we will be able to obtain other sources of short-term financing. The current U.S. economic recession and the ongoing credit crisis has created an unfavorable credit environment that may make it more difficult to obtain additional debt facilities.

In connection with our financing agreements with F & M Bank, we executed a mortgage and a security agreement in favor of F&M Bank granting a security interest in all of our assets, including our real estate, our plant, fixtures located on our property, any rent or income we might receive in connection with the use or occupancy of our land, and all of our personal property. This security interest secures our obligations under the loan agreements, including the term loan, the revolving term loan, and the revolving line of credit loan.
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
We are also required to comply with certain financial covenants and ratios contained in our financing agreements, including the maintenance of certain levels of “working capital, “tangible net worth” and “tangible owner’s equity” (as each of those terms is defined in our financing agreements). We are also required to maintain a “fixed charge ratio” (as that term is defined in our financing agreements) of not less than 1.25 to 1.00. As of the date of our report, we are in default under the financing agreements for failure to satisfy all of the financial covenants and ratios with which we are obligated to comply. Our failure to comply with these financial covenants and ratios constitutes an event of default under our financing agreements. Our lender has not waived our failure to comply with these loan covenants and ratios.
We have received multiple written notices of default from AgStar Financial Services, ACA (AgStar), the disbursing agent for our loans from F & M Bank — Iowa, indicating that our lender is entitled to take any one or more remedies to which it is entitled under our financing agreements and applicable law, including without limitation, acceleration of the outstanding principal balance of our loans and all unpaid and accrued interest thereon and other charges owing in connection therewith, or foreclosure on its mortgage and security interest in all of our property, including our real estate, plant and equipment. Our continuing default under our financing agreements has resulted in lender’s imposition of a 2% increase in the interest rate applicable to our debt facilities. Although our lender has refrained from exercising its other rights and remedies under the financing agreements as of the date of this report (other than the imposition of a default interest rate), there can be no assurance that our lender will continue to forbear from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loan. Our continuing default has caused doubts about our ability to continue as a going concern. See Note H to the financial statements accompanying this report.
We are currently experiencing liquidity problems due to the lack of cash being generated from our continuing operations and our lack of available credit. We do not currently believe that our cash flow from continuing operations will alone be sufficient to fund our operations over the next twelve months. If we are unable to obtain sufficient capital, credit or short-term financing to cover the cost of our future operations and improve our liquidity, we may have to temporarily or permanently cease operations at our plant. Accordingly, our members could lose some or all of their investment in the Company.
Please see above under “Overview — Proposed Asset Purchase Agreement with Renewable Energy Group, Inc.” for a description of an Asset Purchase Agreement entered into by our board of directors for the Company’s sale of substantially all of its assets. In exchange for the sale of the Company’s assets, the unitholders of the Company will receive shares of Common Stock and Preferred Stock of the parent company of the entity which will be acquiring the Company’s assets. If the Transaction is consummated, the Company intends to dissolve, windup and liquidate as soon thereafter as practicable. However, the Transaction is subject to numerous conditions to closing, including without limitation the consent of our lender to the Transaction, and there can be no assurance that such Transaction will ever close. Our failure to receive the consent of our lender to our participation in the Transaction will constitute an event of default. The Asset Purchase Agreement provides that if we have not received our lender’s consent on or before May 31, 2009, we have seven days to elect to terminate the Asset Purchase Agreement.
Government Programs and Grants
We entered into a loan agreement with the Iowa Department of Economic Development (IDED) for a total of $400,000, $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in sixty monthly installments of $5,000. As of March 31, 2009, we owed approximately $245,000 to IDED. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation and maintenance of certain jobs. The Company, however, is not currently satisfying such job creation and maintenance obligations and, therefore, may not be eligible to receive a full waiver of the forgivable loan. These loans are secured by a $400,000 irrevocable standby letter of credit for the benefit of IDED issued by F &M Bank — Iowa on account of the Company; however, we were required to pledge to F & M Bank a $400,000 certificate of deposit as collateral for the letter of credit. If we fail to satisfy the conditions applicable to our IDED loan, IDED may declare the $400,000 loan immediately due and payable.

We were further eligible to receive approximately $2,350,000 in tax incentives and assistance pursuant to IDED’s High Quality Job Creation Program. Pursuant to this program, our members may claim an investment tax credit up to 5% of certain qualifying expenditures directly related to new jobs created and maintained as a result of our business, provided that certain conditions are met. The Company’s current failure to create and maintain the requisite number of jobs, as also required in connection with the $100,000 forgivable loan described above, may result in a portion of the tax incentives being unavailable to the Company or the Company’s obligation to repay a portion of the value of the tax credit received.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil and home heating oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We treat our hedge positions as non-hedge derivatives, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under our treatment of our hedge positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
For the three months ended March 31, 2009 we recognized a gain of $12,614 and a gain of $1,171,035 for the six months ended March 31, 2009 on our derivative instruments. This is due primarily to realized and unrealized gains on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are intended to produce long-term positive growth for the Company. As of March 31, 2009, the Company did not have any outstanding purchase contracts for soybean oil.
Distribution to Unit Holders
As of March 31, 2009, the board of directors of the Company had not declared any dividends.
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
Impairment of long-lived assets
Long-lived assets, including property, plant and equipment, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to our estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual cash flows.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is not required to include this information due to its status as a smaller reporting company.
Item 4T. Controls And Procedures
Our management, including our principal executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended March 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note H to the accompanying financial statements, our default under our financing agreements with our lender F & M Bank — Iowa due to our non-compliance with the restrictive financial covenants with which we are obligated to comply and our failure to make payments of principal since January 2009 has raised doubts about our ability to continue as a going concern. The financing agreements with our lender contain restrictive financial covenants which require us to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth and to satisfy a certain fixed charge ratio. As of the quarter ended March 31, 2009, we failed to comply with all of the financial covenants and ratios with which we are obligated to comply. Failure to comply with any one or more of these financial covenants and ratios constitutes an event of default under the Company’s financing agreements. Our failure to make principal payments required our financing agreements also constitute an event of default thereunder. The occurrence of such events of default entitles our lender, at its election, to accelerate all of the unpaid principal loan balance and accrued interest under the financing agreements or to foreclose on its security interest and take possession of the assets securing the loans made pursuant to such financing agreement. If such an event occurs, we may be forced to shut down the plant and our members could lose all of their investment.
REG’s termination of the MOSA could cause a material adverse effect on our ability to produce, sell and market biodiesel. REG currently manages and directs the general operations of our plant pursuant to a Management and Operational Services Agreement (“MOSA”) executed by the Company and REG in August 2006. Pursuant to the MOSA, REG provides us with overall management, sales and marketing, and feedstock and chemical procurement services. We are very reliant on REG for these services, as we have no relationships with any other parties with respect to the performance of these services. However, on April 7, 2009 REG provided twelve months written notice of its intent to terminate the MOSA. The Company expects the MOSA to terminate as of May 1, 2010. REG indicated that its determination to terminate the MOSA stems from changes in the biodiesel market generally since the parties originally entered into the MOSA. REG has proposed that the parties review and cooperate to negotiate a new contract that is mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties. The Company, REG and certain entities affiliated with REG have entered into an agreement for a proposed asset purchase transaction pursuant to which an REG affiliate proposes to acquire substantially all of the Company’s assets and assume certain liabilities of the Company. In the event the proposed asset purchase transaction is consummated, the Company does not expect to enter into another MOSA agreement. However, in the event the proposed asset purchase transaction is not consummated, the Company’s inability to negotiate a new MOSA with REG on mutually beneficial terms could have a material adverse affect on the Company due to its significant reliance on REG for the management of the plant, procurement of inputs necessary to produce biodiesel, the sales and marketing of the biodiesel and co-products produced at its plant, and other administrative functions performed by REG. In such event, the Company may be forced to find one or more alternative persons to provide the management, procurement and sales and marketing services previously performed by REG under the MOSA; however, there can be no assurance that the Company would be able to contract with another third party to provide such services on terms favorable to the Company, or at all. Any lack of a provider for these services would have a negative impact on our revenues. Accordingly, REG’s termination of the MOSA could adversely affect the Company’s ability to generate revenues and the Company’s members could lose some or all of their investment.
The Company is currently experiencing liquidity problems and it does not expect to have sufficient working capital available in the foreseeable future to produce biodiesel other than in connection with toll processing arrangements pursuant to which feedstock is supplied by third parties. We are currently experiencing liquidity concerns related to our lack of working capital, lack of available credit and our failure to generate significant funds from our continuing operations. These liquidity problems has made it difficult or impossible for us to acquire adequate inputs and feedstock to produce biodiesel. Accordingly, during the period ended March 31, 2009, the only biodiesel produced by our plant was pursuant to a toll processing agreement entered into in January 2009 with REG Marketing & Logistics Group, LLC, an affiliate of REG (“REG Marketing”). Pursuant to this toll processing agreement, the REG Marketing has the right to order from the Company the production of biodiesel meeting certain specifications and yield requirements from multiple types of feedstock, in exchange for which we are entitled to receive a fixed fee per gallon of biodiesel produced. The feedstock necessary for the production of the biodiesel ordered will be supplied by REG Marketing at its cost. This tolling arrangement enables us to produce biodiesel despite our lack of available cash to acquire the feedstock necessary for such production. Given our liquidity concerns and the uncertainty as to whether the Company may be able to obtain addition short-term financing in the future, the Company does not expect to operate in the foreseeable future other than pursuant to toll processing arrangements. The toll processing arrangement with REG Marketing does not guarantee that the Company will receive any minimum orders for biodiesel production and, accordingly, there can be no assurance that we will generate any revenues under this agreement. The initial term of the agreement will continue until March 30, 2010 and it may thereafter be terminated by either party upon one month written notice. There is no assurance that the Company will enter into similar biodiesel tolling arrangements with any other third party. Accordingly, our inability to acquire adequate supplies of feedstock and other inputs due to our lack of working capital could materially and adversely affect our ability to generate revenues.

The asset purchase agreement entered into by the Company’s board of directors, REG, and certain other REG affiliates is subject to a variety of closing conditions, including the consent of our lender, and may not close. On May 8, 2009, the Company’s board of directors entered into an agreement on behalf of the Company for the sale of substantially all of its assets to REG Newton, LLC (“Newton”), an entity affiliated with REG. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Proposed Asset Purchase Transaction with Renewable Energy Group, Inc.” for a description of this transaction. In connection with such transaction, Newton will assume certain liabilities of the Company. In consideration for the sale of the Company’s assets, the Company’s unitholders will receive a total of 4,248,840 shares of Common Stock of Newton’s parent company, REG Newco, Inc. (“Newco”) and 158,041 shares of Preferred Stock of Newco. As soon as practicable following the closing of the transaction, the Company intends to dissolve, liquidate, wind up and terminate its existence. The transaction contemplated by the asset purchase agreement, however, is subject to multiple closing conditions, including the certain regulatory approvals, the approval of the Company’s unitholders and REG’s shareholders, and other conditions, including the consent of our lender to the transaction. In the event that any one or more of the conditions to closing are not satisfied or any event giving rise to a party’s right to terminate the agreement arises, the transaction contemplated by the asset purchase agreement may not close. Further, the Company’s lender has not provided written consent to the Company’s involvement in such asset purchase transaction. If the Company’s lender does not provide such written consent, the Company’s involvement in such transaction will constitute an event of default under its financing agreements with its lender, entitling the lender to take any one or more remedies to which it is entitled under the financing agreements, including acceleration of all principal, interest and other amounts owing thereunder or foreclosure on the Company’s assets which secure the loans extended pursuant thereto.
The imposition of duties or tariffs by the European Commission on biodiesel imported into Europe could cause a significant decrease in our revenues. International sales, particularly sales in Europe, make up a portion of the revenues received from REG’s sale of our biodiesel. The European Union (EU) is currently conducting antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe based on complaints from the European Biodiesel Board (EBB). On March 12, 2009 the European Commission applied temporary duties on imports of biodiesel from the United States, while it continues to investigate the evidence of unfair subsidies and dumping of United States biodiesel imports into the EU. This could have the effect of significantly increasing the cost at which REG can sell our biodiesel in European markets, making it difficult or impossible for our biodiesel to compete with biodiesel produced by European biodiesel producers. Accordingly, the continued application of the temporary duties and any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.
The EPA’s recent findings that soy-based biodiesel does not meet the requirements under the RFS to reduce greenhouse emissions could reduce demand for soy-based biodiesel and reduce our profitability. The EPA recently issued findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40% to 50% when compared to conventional biodiesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. If soy-based biodiesel does not count towards the RFS, demand for biodiesel made from soy oil will likely be reduced. If animal fat-based biodiesel demand increases as a result, animal fat prices may increase to the extent that we cannot produced animal fat-based biodiesel profitably. The results could significantly harm our revenues and financial performance and reduce the value of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
For the period covered by this report, we were in default of all of the financial covenants and ratios contained in our loan agreements with our lender F & M Bank — Iowa and the borrowing base requirements applicable to our revolving line of credit. Our failure to comply with the working capital covenant constitutes an event of default under our loan agreements. We have also failed to make principal payments, as required under our loan agreements with F &M Bank — Iowa, which also constitutes an event of default thereunder. The occurrences of these events of default entitles our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage and security interests in the collateral which secures our debt financing. Although our lender has provided us with multiple written notices of default, it has not notified us of its intention to exercise any of its remedies to which it is entitled under our financing agreements and applicable law (other than the imposition of a default interest rate). However, if we remain in default, there is no assurance that our lender will continue to forebear from exercising such additional remedies.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On January 6, 2009, the Company entered into a toll processing agreement with REG Marketing & Logistics Group, LLC (“REG Marketing”) pursuant to which REG Marketing has the right to order from the Company the production of biodiesel meeting certain specifications and yield requirements from multiple types of feedstock, which will be provided by REG Marketing at its cost, in exchange for which we are entitled to receive a fixed fee per gallon of biodiesel produced. The Company also entered into four addendums to the toll processing agreement which provides for the processing of certain other types of feedstocks into biodiesel meeting certain specifications and yield requirements and the extension of the initial term of the agreement. The term of this agreement will continue until March 10, 2010 and thereafter on a month-to-month basis unless terminated by either party at least one month in advance of the termination date. However, the toll processing agreement and the related addendums do not guarantee that the Company will receive any minimum amount of biodiesel orders.
Item 6. Exhibits.
The following exhibits are filed as part of this report.

Exhibit
No.	Description

10.1+	Toll Processing Arrangement between REG Processing Systems, LLC and Central Iowa Energy, LLC dated November 24, 2008.

10.2+	Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated January 6, 2009.

10.3+	Addendum #1 to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated January 14, 2009.

10.4+	Addendum #2 to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated January 14, 2009.

10.5+	Addendum #3 to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated March 4, 2009.

10.6+	Addendum #4 to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated January 14, 2009.

10.7	Exhibit E to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated March 4, 2009.

Exhibit
No.	Description

10.8	Asset Purchase Agreement between REG Newco, Inc., REG Newton, LLC, Central Iowa Energy, LLC, and Renewable Energy Group, Inc. dated May 8, 2009.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL IOWA ENERGY, LLC

Date: May 15, 2009	/s/ John E. Van Zee

John E. Van Zee President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	/s/ Kimberly Smith

Kimberly Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1+	Toll Processing Arrangement between REG Processing Systems, LLC and Central Iowa Energy, LLC dated November 24, 2008.

10.2+	Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated January 6, 2009.

10.3+	Addendum #1 to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated January 14, 2009.

10.4+	Addendum #2 to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated January 14, 2009.

10.5+	Addendum #3 to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated March 4, 2009.

10.6+	Addendum #4 to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated January 14, 2009.

10.7	Exhibit E to Toll Processing Agreement between REG Marketing & Logistics Group, LLC and Central Iowa Energy, LLC dated March 4, 2009.

10.8	Asset Purchase Agreement between REG Newco, Inc., REG Newton, LLC, Central Iowa Energy, LLC, and Renewable Energy Group, Inc. dated May 8, 2009.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.