Form 10-Q
period 2009-06-30
Central Iowa Energy, LLC
filed 2009-08-19
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2009
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
☐ Yes     ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of August 1, 2009 there were 26,672 units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
CENTRAL IOWA ENERGY, LLC
Condensed Balance Sheets

	June 30,	September 30,
	2009	2008
	(Unaudited)

ASSETS

Current Assets
Cash and equivalents	$681,526	$690,509
Due from Broker	75	218,680
Trade accounts receivable — related party, less allowance for doubtful accounts of $1,021,916 and $0 in 2009 and 2008, respectively	71,692	1,200,587
Federal incentive receivable	—	457,218
Prepaid expenses	207,853	62,610
Derivative instruments	—	70,556
Inventories	284,674	7,776,472

Total current assets	1,245,820	10,476,632

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,683,498	32,593,225
Construction in Process	—	47,083

	41,033,512	40,990,322
Less accumulated depreciation	5,718,349	3,798,838

Net property and equipment	35,315,163	37,191,484

Other Assets
Financing costs, net of amortization	167,608	307,046
Restricted cash	465,852	—

Total other assets	633,460	307,046

Total Assets	$37,194,443	$47,975,162

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$23,996,424	$24,811,856
Revolving line of credit	550,000	3,000,000
Accounts payable	318,909	1,111,983
Accounts payable — related party	115,138	423,041
Accrued interest payable	112,206	162,146
Accrued expenses	316,860	278,012

Total current liabilities	25,409,537	29,787,038

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(12,809,214)	(6,405,996)

Total members’ equity	11,039,906	17,443,124

Total Liabilities and Members’ Equity	$37,194,443	$47,975,162

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$1,312,201	$24,555,906
Federal incentives	10,524	3,984,987

	1,322,725	28,540,893

Cost of Goods Sold	1,855,394	24,289,210

Gross Loss	(532,669)	4,251,683

Operating Expenses
Professional fees	225,616	55,524
General and administrative	268,853	551,960

Total	494,469	607,484

Operating Loss	(1,027,138)	3,644,199

Other Income (Expenses)
Interest income	2,710	7,867
Interest (expense)	(394,688)	(452,229)

Total	(391,978)	(444,362)

Net Loss	$(1,419,116)	$3,199,837

Weighted Average Units Outstanding	26,672	26,672

Net Loss Per Unit — Basic and Diluted	$(53.21)	$119.97

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$8,128,024	$51,738,189
Federal incentives	1,186,376	9,604,462

	9,314,400	61,342,651

Cost of Goods Sold	12,805,136	58,764,726

Gross Loss	(3,490,736)	2,577,925

Operating Expenses
Professional fees	460,915	235,818
General and administrative	1,050,816	1,606,189

Total	1,511,731	1,842,007

Operating Loss	(5,002,467)	735,918

Other Income (Expenses)
Interest income	12,512	29,185
Interest (expense)	(1,413,263)	(1,605,940)

Total	(1,400,751)	(1,576,755)

Net Income (Loss)	$(6,403,218)	$(840,837)

Weighted Average Units Outstanding	26,672	26,172

Net Loss Per Unit — Basic and Diluted	$(240.07)	$(32.13)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(6,403,218)	$(840,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,058,949	1,934,058
Change in assets and liabilities
Due from Broker	218,605	158,480
Accounts receivable	1,128,895	720,436
Other receivable	457,218	(184,382)
Inventories	7,491,798	(2,718,175)
Prepaid expenses	(145,243)	11,534
Derivative instruments	70,556	(657,454)
Accounts payable	(1,100,977)	473,414
Accrued expenses	38,848	131,539
Accrued interest payable	(49,940)	(65,242)

Net cash provided by (used in) operating activities	3,765,491	(1,036,629)

Cash Flows from Investing Activities
Capital expenditures	(43,190)	(27,020)
Increase in restricted cash	(465,852)	—
Sales tax refund from equipment purchases	—	461,517

Net cash provided by (used in) investing activities	(509,042)	434,497

Cash Flows from Financing Activities
Proceeds on revolving line of credit	—	2,500,000
Payments on revolving line of credit	(2,450,000)	—
Proceeds from long-term debt	—	400,000
Payments for long-term debt	(815,432)	(1,647,946)

Net cash provided by (used in) financing activities	(3,265,432)	1,252,054

Net Increase (Decrease) in Cash	(8,983)	649,922

Cash and cash equivalents — Beginning of Period	690,509	2,268,725

Cash and cash equivalents — End of Period	$681,526	$2,918,647

Supplemental Disclosure of Cash Flow Information,
Cash payments for interest, net of amount capitalized	$1,323,765	$1,671,182

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009 and 2008
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
During the quarter ended December 31, 2008 a customer defaulted on a fixed price contract for the delivery of 500,000 gallons of biodiesel. In accordance with the terms of the contract the penalty for not accepting delivery of the product is computed based on the difference between the contract price and the market value of the product on the date of the default. The Company is currently going through arbitration in accordance with the terms of the contract to collect the $1,021,916 shortfall. While the Company believes that the amount is due under the terms of the contract, due to the uncertainty surrounding the outcome of the arbitration proceeding and the financial viability of the customer the entire balance has been reserved. Sales for the nine months ended June 30, 2009 have been reported net of this allowance.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009 and 2008
The Company’s policy is to charge simple interest on trade receivables past due balances. Accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at June 30, 2009.
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
The following amounts have been included in cost of goods sold for the three and nine month periods ended June 30, 2009 and 2008:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Realized gain/(loss)	$—	$(113,405)	$1,241,595	$(2,884,058)
Change in unrealized gain (loss)	—	283,431	(70,556)	657,454

Net gain (loss)	$—	$170,026	$1,171,039	$(2,226,604)

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
June 30, 2009 and 2008
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
RESTRICTED CASH — Restricted cash consists of a certificate of deposit totaling approximately $405,667 and an escrow account totaling approximately $60,185 at June 30, 2009. These funds have been restricted for purposes in accordance with the terms of a loan agreement with a third party lender. As of June 30, 2009 and 2008 there are no other bank or legal restrictions regarding cash.
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized using the effective interest method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the nine months ended June 30, 2009 and 2008 was $139,438 and $29,269, respectively.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS — Effective with the quarter ended June 30, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and it did not have a material impact on its financial position or results of operations. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 became effective for periods ending after June 15, 2009.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009 and 2008
Effective with the quarter ended June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”) and it did not have a material impact on its financial position or results of operations. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
NEW ACCOUNTING PRONOUNCEMENTS — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76. The Company does not expect that the adoption of SFAS 168 will have a material impact on our financial position or results of operations.
NOTE B: INVENTORIES
Inventories consist of the following as of June 30, 2009 and 2008:

	2009	2008
Raw materials	$160,411	$4,475,185
Work in process	—	217,361
Finished goods	124,263	3,922,563

Total	$284,674	$8,615,109

NOTE C: RELATED PARTY TRANSACTIONS
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. The Company pays a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. Total fees expensed under the agreement for the nine months ended June 30, 2009 and 2008 were approximately $59,000 and $1,393,000, respectively. The agreement will renew annually unless terminated by either party upon one year’s prior written notice. On April 7, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreement will expire on May 1, 2010. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties.
In November 2008, the Company entered into a Toll Processing Agreement with REG for the delivery of corn oil to the Company for pre-treatment processing pursuant to which REG agreed to pay the Company a fixed processing fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009 and 2008
In January 2009, the Company entered into an additional Toll Processing Agreement with REG for the delivery of various feedstocks to the Company for processing into biodiesel meeting certain specifications. REG agreed to pay a fixed fee per gallon produced from said feedstocks. The Company will retain all co-products produced as a result of the processing at no additional cost. The term of the agreement continues from January 2009 until March 30, 2010 and shall continue thereafter on a month to month basis unless terminated in writing by either party at least one month in advance of the termination date. The Company also entered into an addendum to the agreement which provides for the processing of certain other feedstocks into biodiesel. The Company pays to REG a by-product payment for the co-products produced and sold from the processing of this additional feedstock. All other terms of the agreement are unchanged.
On August 7, 2009, subsequent to the period covered by this report, the Company entered into an Amended and Restated Asset Purchase Agreement which supersedes the original Asset Purchase Agreement the Company entered into on May 8, 2009 and pursuant to which the Company anticipates consolidating its business and operations with REG under REG Newco, Inc. (“Newco”), a Delaware corporation, The proposed consolidation will occur through the acquisition by REG Newton, LLC, a wholly-owned subsidiary of Newco, of substantially all of the Company’s assets and certain liabilities (the “Transaction”). The Transaction also provides for REG’s merger with and into a wholly-owned subsidiary of Newco, with REG being the surviving entity (the “REG Merger”). Additionally, two other potential transactions involving REG and Newco are contemplated in the Amended and Restated Asset Purchase Agreement: (i) the acquisition by REG Wall Lake, LLC, a wholly-owned subsidiary of Newco, of substantially all of the assets of, and the assumption of certain liabilities of, Western Iowa Energy, LLC, an Iowa limited liability company (“WIE”), and (ii) the merger of Blackhawk Biofuels, LLC, a Delaware limited liability company (“Blackhawk”) with and into REG Danville, LLC, a wholly-owned subsidiary of Newco, with Danville being the surviving entity (together with the REG Merger, the “Common Plan Transactions”). The closing of the REG Merger is a condition to the closing of the Transaction; however, the closings of the other Common Plan Transactions are not conditions to the closing of the Transaction. Accordingly, it is possible that REG may be consolidated under Newco with the business and operations of any one or more of CIE, WIE and Blackhawk.
The Amended and Restated Asset Purchase Agreement provides that at the closing of and in consideration of the Transaction, the Company will receive an aggregate of 4,414,345 shares of Common Stock of Newco and 164,197 shares of Preferred Stock of Newco (subject to adjustment for fractional shares). Upon closing of the Transaction and the Common Plan Transactions, the Company will hold in the aggregate approximately 1.20% of the total issued and outstanding shares of Newco Preferred Stock and approximately 11.89% of the issued and outstanding shares of Newco Common Stock. The Company expects to distribute two percent of these Newco shares to its financial advisor for certain financial advisory services rendered in connection with the Transaction and the Company may also be required to liquidate or hold back additional Newco shares to satisfy any creditors of the Company that remain following the close of the Transaction. It is expected that the balance of the Company’s Newco shares will be distributed to the Company’s unit holders in proportion to their respective positive capital account balances in connection with the Company’s anticipated dissolution, liquidation and winding up following the close of the Transaction. The closing of the Transaction is conditioned upon the receipt of certain regulatory approvals, including without limitation the SEC’s approval of Registration Statement on Form S-4 registering the shares of Newco stock issuable in consideration of the Transaction and describing the terms of the proposed consolidations; the approval of the unit holders of the Company of the Transaction; and the approval of the shareholders of REG of the Transaction, among other things. If the Transaction is duly approved by the Company’s unit holders, the Company intends to seek unit holder approval of the Company’s dissolution, liquidation and winding up (if not otherwise obtained in connection with approval of the Transaction) and to thereafter liquidate, windup, dissolve and terminate its existence as soon as practicable following closing of the Transaction. Until the Company is dissolved and its existence is terminated after closing of the Transaction, Newco has agreed to pay certain mutually agreeable ongoing costs related to the Company for a period up to six months following closing of the Transaction.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009 and 2008
NOTE D: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company was required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note was secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continued to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continued to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. In April 2008, the Company received a notice from the lender that the interest rate increased by 2% due to its default under the loan agreement (See Note H). In October 2008, the Company entered into a first and second amendment to the amended and restated master loan agreement with F&M Bank — Iowa. Under these agreements, the revolving line of credit was decreased to $2,000,000, the interest rate was amended to be equal to 4% above the LIBOR rate and at no time less than 6%, interest must be paid monthly, the outstanding principal balance and all accrued interest is payable in full in October 2009, the note is secured by an amended and restated mortgage, and the tangible net worth covenant was amended. The Company continues to pay an unused commitment fee on the average daily unused portion at the new rate of 0.50% per annum, payable in quarterly installments. (See Note E for covenants) As of June 30, 2009, approximately $550,000 was outstanding under the revolving line of credit.
NOTE E: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at June 30, 2009:

2009
Mortgage Term Note payable to F & M Bank — Iowa — See details below	$18,616,731

Iowa Department of Economic Development — See details below	325,000

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment.	54,693

$23,996,424

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
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving term loan as of June 30, 2009.
The agreements provide for several different interest rate options including variable and fixed options (5.63% variable on the term note and revolving line of credit note, as of June 30, 2009). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’s equity, measured quarterly. The notes are secured by essentially all of the Company’s assets. In April 2008, the Company received a notice from the lender that the interest rate would be increased by 2% due to its default under the loan agreement (See Note H).

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009 and 2008
The bank note agreements for F&M Bank — Iowa contains restrictive covenants which, among other things, require the Company to maintain minimum working levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. As of June 30, 2009, the Company was in violation of the working capital, tangible net worth, owner equity ratio and fixed charge ratio covenants.
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
NOTE F: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the nine months ended June 30, 2009 and 2008, was $9,407 and $16,936, respectively.
NOTE G: COMMITMENTS AND CONTINGENCIES
Utility Contracts
In July 2006, the Company executed an agreement with an unrelated party to provide the electrical energy required by the Company for a period commencing on July 1, 2006 through July 1, 2007 and continuing thereafter until terminated by either party by providing a 90-day advance written notice.
In November 2006, the Company executed an agreement with an unrelated party to provide the nitrogen required by the Company for a period commencing on the date of first delivery of the product and continuing for a period of five years and continuing thereafter until either party terminates the agreement by providing a minimum of 12-month advance written notice of intent of termination. The Company pays a monthly service charge of $750 plus $.405 per 100 cubic feet of nitrogen used, with adjustments permitted under conditions outlined in the agreement.
In August 2007, the Company executed an agreement with an unrelated party to provide transportation of natural gas required by the Company for a period commencing on the date of first delivery of the product and will continue year to year thereafter until either party terminates the agreement. The Company pays a monthly service charge of $150 plus $.04 per 100 cubic feet of gas delivered, with adjustments permitted under conditions outlined in the agreement.
Contingencies
On March 12, 2009 the European Commission applied temporary tariffs on imports of biodiesel from the United States, while it continues to investigate the evidence of unfair subsidies and dumping of United States biodiesel imports into the European Union. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. At such time, the European Commission may determine to impose definitive tariffs, which could last for five years. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If any governmental supports are modified or removed and decreased demand for the Company’s biodiesel results, its profitability would decrease.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009 and 2008
NOTE H: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. From inception to June 30, 2009, the Company has generated net losses of $12,809,214 and experienced significant fluctuations in the costs of the basic product inputs and sales prices. In an effort to increase profit margins and reduce losses, the Company increased its production of animal fat-based biodiesel and decreased its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. The Company also utilized corn oil as an alternative to soybean oil as much as possible. Furthermore, the Company may scale back the rate at which it produces biodiesel. The Company has also entered into a toll processing agreement with a related party under which the related party may order from the Company the production of biodiesel from feedstock supplied by the related party. Under the toll processing agreement, the Company does not pay for the cost of feedstock but does pay for the other costs associated with biodiesel production.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. During the period covered by this report, the Company failed to comply with all of the restrictive covenants referenced above. The Company may continue to fail to comply with one or more loan covenants contained in its loan documents during the 2009 fiscal year. The Company has also failed to make the payments of principal required under its loan agreements with F&M Bank since January 2009. The failure to comply with the loan covenants and the failure to make required principal payments constitute events of default under the Company’s loan agreements. These defaults raise doubts about whether the Company will continue as a going concern.
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
On August 7, 2009, the Company entered into an Amended and Restated Asset Purchase Agreement with a related party as discussed in Note C. The related party would acquire substantially all of the Company’s assets, assume certain liabilities and therefore operate the Company’s biodiesel production facilities. The closing of the Amended and Restated Asset Purchase Agreement is conditioned upon certain events and if successful, the Company intends to liquidate, windup and dissolve and terminate its existence as soon as practicable following the Company’s receipt of the requisite unit holder approval for the same and closing of the asset purchase transaction. Until the Company is dissolved and its existence is terminated after closing, the acquiring company has agreed to pay certain mutually agreeable ongoing costs related to the Company. Although closing is anticipated to occur in late 2009, there can be no assurances that the transaction contemplated by the Amended and Restated Asset Purchase Agreement will ever close.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009 and 2008
In the event that the Amended and Restated Asset Purchase Agreement fails to close, the Board of Directors may consider pursuing any one or more of the following courses of action;
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
Additionally, in October 2008, the Company obtained approval of a pre-application for a United States Department of Agriculture (“USDA”) loan guarantee. A USDA loan guarantee may make them a better candidate to receive additional debt financing or to refinance their current long-term financing with their current lender.
NOTE I: SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through August 19, 2009, which is the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2008.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us may include:
•	Changes in interest rates or the availability, terms and conditions of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to raise additional equity capital proceeds;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Decrease in the demand for biodiesel;

•	Actual biodiesel and glycerin production varying from expectations;

•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;

•	Changes in the price and market for biodiesel and its co-products, such as glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel and biodiesel, fuel prices, and consumer attitudes regarding the use of biodiesel;

•	Fluctuations in petroleum and diesel prices;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels and alternative fuel additives;

•
The occurrence of events of default under our financing agreement, our failure to comply with loan covenants contained in our financing agreements and the response of our lender to such defaults and non-compliance;

•	Our ability to continue to export our biodiesel and the European Commission’s imposition of tariffs or other duties on biodiesel imported from the U.S.;

•	Current unfavorable domestic and international economic conditions;

•	Our ability to enter into toll processing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;

•
Changes in plant production capacity or technical difficulties in operating the plant for any reason, including changes due to events beyond our control or as a result of intentional reductions in production or plant shutdowns;

•
The closing, or the failure to close, of the transaction contemplated by the Amended and Restated Asset Purchase Agreement entered into by the Company with REG and certain other parties affiliated with REG;

•	Our ability to generate profits;

•
Our reliance on REG for management, marketing and procurement services and our ability to successfully operate the plant in light of REG’s intent to terminate our current Management and Operational Services Agreement; and

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
Overview
Central Iowa Energy, LLC was formed as an Iowa limited liability company on March 31, 2005. References to “Central Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Central Iowa Energy, LLC. We own and operate a 30 million gallon per year biodiesel production plant near Newton, Iowa. We have been engaged in the production and sale of biodiesel and its primary co-product, glycerin, since April 2007. Our plant is capable of producing biodiesel from both vegetable oil, including soybean oil and corn oil, and animal fats. Our facility is also capable of pretreating crude vegetable oils, including soybean oil and corn oil, and animal fats. Pursuant to our Management and Operational Services Agreement (“MOSA”) with Renewable Energy Group, Inc. (“REG”), REG is required to manage our plant, acquire feedstock and chemicals necessary for the plant’s operation, sell and market our products and perform certain administrative functions. On April 7, 2009, REG provided the Company with twelve months written notice of its intent to terminate the MOSA. We expect the MOSA will terminate by May 1, 2010. Due to our significant reliance on REG for the management of our plant, the procurement of our inputs, and the sale and marketing of our biodiesel, this could have a material adverse affect on our ability to operate and generate revenues in the event we are not able to negotiate a new MOSA with REG or enter into an agreement for similar services with another third party. For the three month period ended June 30, 2009, no amounts were payable under the MOSA due to the fact that we did not produce biodiesel other than pursuant to a toll processing agreement entered into with an entity affiliated with REG. Under the toll processing agreement, the per gallon fixed fee provided for in the MOSA that is typically applicable to each gallon of biodiesel produced at our plant does not apply to the gallons of biodiesel produced under the toll processing agreement.
We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are typically driven by the prices at which we sell our biodiesel and glycerin and the costs of our feedstock and operating costs. Our revenues are typically impacted by such factors as the available supply and demand for biodiesel, the price of diesel fuel (with which biodiesel prices often correlate), general economic conditions, the weather, our dependence on one major customer who markets and distributes our products, the intensely competitive nature of our industry, the extensive environmental laws that regulate our industry, possible legislation at the federal, state and/or local level, and changes in federal biodiesel supports and incentives. To the extent that we continue to produce biodiesel exclusively pursuant to tolling arrangements, however, our revenues will not be dependent on variable feedstock costs and biodiesel prices. Current feedstock costs, combined with falling biodiesel prices and demand, have generally made profit margins small or nonexistent in the biodiesel industry. Demand for biodiesel has also decreased due to the unfavorable economic conditions that are prevailing in the U.S. and abroad.

We incurred a net loss of $1,419,116 for the three months ended June 30, 2009. We are currently experiencing liquidity concerns due to our lack of working capital, our failure to generate significant funds from operations, and the unavailability of additional short-term financing and credit. For the three months ended June 30, 2009, we produced approximately 1,171,977 gallons of biodiesel. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (or 2,500,000 gallons per month), we produced biodiesel at approximately 16% of our production capacity for the period ended June 30, 2009. Our only biodiesel production during the period covered by this report was pursuant to a toll processing agreement with REG Marketing & Logistics, LLC (“REG Marketing”), an entity affiliated with REG, pursuant to which REG Marketing has the right to order from the Company the production of biodiesel meeting certain specifications and yield requirements from certain types of feedstock supplied by REG Marketing, in exchange for which we are entitled to receive a fixed fee per gallon of biodiesel produced. The term of this toll processing agreement will continue until March 30, 2010 and will continue thereafter month-to-month unless terminated by either party at least one month in advance of the termination date. However, the toll processing agreement does not guarantee that we will receive any minimum amount of biodiesel orders. For the fourth quarter of fiscal year 2009, we anticipate that we will continue to operate at or below approximately 50% of our nameplate production capacity. We do not have other contracts lined up for the purchase of our biodiesel over the fourth quarter of fiscal year 2009. We expect that most, if not all, of our biodiesel production during the remainder of fiscal year 2009 will be pursuant to the toll processing agreement with REG Marketing or similar arrangements, although there can be no assurances that we will obtain any orders pursuant to such tolling arrangements.
We previously entered into a toll processing agreement with an entity affiliated with REG for the pre-treatment processing of corn oil from time to time, for which we will receive a fixed fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing. We may continue to operate under this same or similar arrangements throughout the remainder of the 2009 fiscal year, although there can be no assurances that we will obtain any orders pursuant to such tolling arrangements.
We expect to continue operating on an as-needed basis for toll processing orders for the foreseeable future until general biodiesel demand increases and our liquidity situation has improved. We do not expect to have sufficient working capital on hand in the foreseeable future to acquire feedstock to produce biodiesel other than pursuant to a toll processing arrangement, which generally shifts the risk of feedstock costs and biodiesel prices to the other party. It is also uncertain whether we will maintain sufficient funds to cover the non-feedstock costs of production associated with biodiesel production under toll processing arrangements. Decreased demand for biodiesel, our failure to obtain biodiesel purchase contracts or toll processing orders and our lack of working capital may have a material adverse affect on our ability to generate revenues.
The Biodiesel Group, LLC (“TBG”) is an entity currently owned by Warren Bush, Denny Mauser and William Horan. There were also two other owners of TBG through 2007, including Tom Schroeder. Messrs. Bush, Mauser, and Horan currently serve as directors on our board. Mr. Schroeder previously served as a director on our board. In addition to its principals serving on our board of directors, we contracted with TBG for consulting services including assistance with negotiation of various contracts, assistance in the planning of our equity marketing effort, and assistance in securing debt financing services. During the quarter ended June 30, 2009, certain principals of TBG informed us that REG and TBG had an agreement, pursuant to which TBG received a total of $450,000 from REG for development services and expenses incurred in connection with the development of our plant and several other biodiesel projects. The $450,000 was paid by REG to TBG in several installments made from December 6, 2005 through October 12, 2007. It is our understanding that the October 12, 2007 payment was the last payment. Such payments may have given Messrs. Bush, Schroeder, Mauser, and Horan an interest in transactions between REG and Central Iowa Energy. As such, had we been informed by TBG and its principals of the agreement between REG and TBG at the time it was made, the agreement may have been disclosed in our previous reports.
Amended and Restated Asset Purchase Agreement
On August 7, 2009 the Company entered into an Amended and Restated Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Newton, LLC, a wholly-owned subsidiary of Newco and an Iowa limited liability company (“REG Newton”) (the “Amended and Restated Asset Purchase Agreement”) which supersedes the original Asset Purchase Agreement between the parties dated May 8, 2009 and pursuant to which the Company anticipates consolidating its business and operations with REG under Newco (the “Transaction”). REG currently provides biodiesel plant management, feedstock procurement and product marketing services under our MOSA. The proposed consolidation will occur through the acquisition by REG Newton of substantially all of the Company’s assets and certain liabilities. The Amended and Restated Asset Purchase Agreement also contemplates the potential consolidation of the business and operations of two other biodiesel plants, Western Iowa Energy, LLC (“WIE”) and Blackhawk Biofuels, LLC (“Blackhawk”), under Newco.
Under the Amended and Restated Asset Purchase Agreement, the Company will receive in consideration of the Transaction an aggregate of 4,414,345 shares of Common Stock of Newco and 164,197 shares of Preferred Stock of Newco (subject to adjustment for fractional shares) for distribution to the Company’s unit holders as provided below. Based on the assumption that the Transaction and the other consolidation transactions involving WIE and Blackhawk close, the Company will hold in the aggregate approximately 1.20% of the total issued and outstanding shares of Newco Preferred Stock and approximately 11.89% of the issued and outstanding shares of Newco Common Stock. The Company expects to distribute two percent of these Newco shares to its financial advisor, Houlihan Smith & Company, Inc., for certain financial advisory services rendered to the Company, including services rendered in connection with the Transaction, and the Company may also be required to liquidate or hold back additional Newco shares to satisfy any creditors of the Company that remain the obligation of the Company following the close of the Transaction. It is expected that the balance of the Company’s Newco shares will be distributed to the Company’s unit holders in proportion to their respective positive capital account balances in connection with the Company’s anticipated dissolution, liquidation and winding up following the close of the Transaction. The Company plans to seek unit holder approval of the Company’s dissolution, liquidation and winding up at the same meeting the Company seeks unit holder approval of the Transaction; however, such approval is not a condition to closing of the Transaction. If the requisite unit holder approval for the Company’s dissolution, liquidation and winding up is not obtained at the time the Transaction is approved by the unit holders, the Company expects to seek such unit holder approval at a later date, although there can be no assurances that it will be obtained. Upon receipt of the requisite unit holder approval, the Company plans to dissolve, liquidate, wind up and terminate its existence as soon as is reasonably practicable after the closing of the Transaction. Until the Company is dissolved and its existence is terminated, Newco has agreed to pay certain mutually agreeable ongoing costs for a period up to six months following closing of the Transaction. In the event the Company is not dissolved, liquidated and wound up by the end of this six month period, Newco will be under no obligation to continue to pay for any ongoing costs of the Company.
The closing of the Transaction is subject to variety of conditions, including without limitation the receipt of the approval of the Transaction by the Company’s unit holders and REG’s shareholders and the closing of the proposed REG consolidation with Newco prior to or simultaneously with the Transaction. Closing of the Transaction is conditioned upon REG’s consolidation with Newco but not upon the closing of the WIE or Blackhawk consolidations. There can be no assurances that the Transaction will ever close. A copy of the Amended and Restated Asset Purchase Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q for the period ended June 30, 2009. The foregoing description of the Amended and Restated Asset Purchase Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Asset Purchase Agreement.
Results of Operations for the Three Months Ended June 30, 2009 and 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$1,322,725	100.00%	$28,540,893	100.00%
Cost of Goods Sold	1,855,394	140.27%	24,289,210	85.10%
Gross Profit (Loss)	(532,669)	(40.27%)	4,251,683	14.90%
Operating Expenses	494,469	37.38%	607,484	2.13%
Operating Income (Loss)	(1,027,138)	(77.65%)	3,644,199	12.77%
Other Income (Expense)	(391,978)	(29.64%)	(444,362)	(1.56%)
Net Gain (Loss)	(1,419,116)	(107.29%)	3,199,837	11.21%
Revenues
The following table shows the sources of our revenues for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$356,877	26.98%	$23,192,859	81.26%
Glycerin, Fatty Acid and Soap Stock Sales	518,375	39.19%	1,363,047	4.78%
Toll Processing Service Fees	436,949	33.03%	0	0.00%
Federal Incentives	10,524	0.80%	3,984,987	13.96%

Total Revenues	$1,322,725	100.00%	$28,540,893	100.00%

Revenues from operations for the three months ended June 30, 2009 totaled $1,322,725 compared with $28,540,893 for the three months ended June 30, 2008. Total revenues were significantly lower for the three months ended June 30, 2009 compared to the same period in 2008 due to reduced biodiesel production, decreased biodiesel demand, decreased biodiesel sales contracts, and our production of biodiesel exclusively under tolling arrangements. Under tolling arrangements, we produce biodiesel using feedstock supplied by the party ordering biodiesel production. The other party pays for the feedstock and we pay for the other costs of production, receiving a fixed fee per gallon of biodiesel produced. We may also from time to time pretreat or process feedstock pursuant to similar tolling arrangements. We produced approximately 83% less biodiesel for the three months ended June 30, 2009 (taking into account production under tolling arrangements) compared to the same period in 2008.
A large component of our revenues for the three months ended June 30, 2009 came from toll processing service fees, as compared to the same period in 2008 in which we earned no revenues from toll processing services. Under biodiesel tolling arrangements, we only receive a fixed fee per gallon of biodiesel produced, and we do not receive a variable price per gallon that fluctuates based on prevailing biodiesel prices. The portion of our revenues for the three-month period ended June 30, 2009 relating to biodiesel sales reflects the sale of biodiesel inventory during the three months ended June 30, 2009 that was produced in a period prior to the three month period covered by this report. We did not produce any biodiesel during the third quarter of fiscal year 2009 other than pursuant to our tolling arrangements with REG Marketing. Under our biodiesel tolling agreement with REG Marketing, we are entitled to retain the byproducts of biodiesel production, including glycerin (subject to the payment of certain byproduct payments). Accordingly, we continue to sell these byproducts from time to time, along with any inventory of such byproducts from biodiesel production in prior periods. This is the reason why the sale of glycerin, fatty acids and soap stock made up the largest component of our revenues for the three months ended June 30, 2009. Under tolling arrangements, the other party ordering biodiesel production is typically entitled to receive the federal incentive payments associated with such production. The $10,524 in federal incentives included in our revenues for the three months ended June 30, 2009 relates to federal incentive payments receivable in connection with our sales of B99 biodiesel inventory that was produced in previous periods.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price for diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. According to the USDA’s Weekly Ag Energy Round-Up report, the average price for B100 biodiesel in Iowa for the week of July 31, 2009 was approximately $2.82 to $2.98 per gallon. However, according to the Energy Information Administration, the average diesel price for the Midwest was $2.52 on August 3, 2009, which is lower than the price per gallon for biodiesel. Demand for biodiesel has been and will likely continue to be reduced as a result of this price difference. Additionally, current economic conditions have resulted in decreased demand for biodiesel and other fuels. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing biodiesel at profitable prices. Additionally, demand for biodiesel typically decreases even further in the winter months because blenders decrease their biodiesel blend percentages due to cold flow concerns. We expect these trends to continue for the remainder of our 2009 fiscal year. Decreased demand for biodiesel may negatively impact our ability to profitably produce and/or sell biodiesel, either pursuant to biodiesel tolling arrangements or ordinary biodiesel sales contracts.
Moreover, the EPA recently issued preliminary findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the Renewable Fuel Standard (“RFS”). If these findings are implemented into the proposed revisions to the RFS (“RFS-2”) such that soy-based biodiesel is not counted toward the RFS, demand for our biodiesel and our tolling services could be reduced as a result. Additionally, RFS-2 which would require 500 million gallons of biomass-based diesel for 2009, has been delayed by the EPA’s extension of the comment period by sixty days to September 25, 2009. Demand for biodiesel may also be harmed by the European Commission’s decision to extend anti-subsidy and anti-dumping tariffs on U.S. biodiesel imported into Europe through 2014, which has significantly increased the price at which U.S. biodiesel producers will be able to sell biodiesel in European markets, thereby likely significantly reducing overall demand for biodiesel produced in the U.S.
Cost of Goods Sold
The primary components of cost of goods sold from the production of biodiesel are typically raw materials (soybean oil, animal fats, corn oil, methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment.

Cost of goods sold for our products for the quarter ended June 30, 2009 was $1,855,394, which is a significant decrease from $24,289,210 for the three months ended June 30, 2008. This decrease is a result of a 83% decrease in biodiesel sales volume experienced for the period ended June 30, 2009 as compared to the same period for 2008 and our shift from ordinary biodiesel production to production of biodiesel exclusively under tolling arrangements.
Under biodiesel tolling arrangements, the other party supplies the feedstock at its own cost and we typically pay for the other costs associated with biodiesel production. Most of the costs for which we are responsible under tolling arrangements are fixed costs rather than variable costs, such as feedstock costs, which are typically the greatest cost component associated with ordinary biodiesel production. Because of this difference and our shift from ordinary biodiesel production to biodiesel production exclusively pursuant to toll processing arrangements, our cost of goods sold and gross profits for the period ended June 30, 2009 and 2008 are not comparable.
The following table shows the components of our cost of goods sold for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	(Unaudited)		(Unaudited)
Component of Cost of Goods Sold	Amount	Percent	Amount	Percent
Feedstock and Chemical Inputs	$586,947	31.63%	$22,078,250	90.90%
Plant Wages and Salaries	238,364	12.85%	286,197	1.18%
Utilities	226,569	12.21%	617,457	2.54%
Fees-Procurement, Operation Management	0	0.00%	80,179	0.33%
(Gain) Loss on Derivative Financial Instruments	0	0.00%	(170,026)	(0.70%)
Depreciation	640,267	34.51%	638,435	2.63%
Freight	10,797	0.58%	548,181	2.26%
Maintenance, Supplies and Other Expenses	152,450	8.22%	210,537	0.86%

Total	1,855,394	100.00%	24,289,210	100.00%

Feedstock typically makes up the greatest cost component of biodiesel production, but biodiesel toll processing arrangements generally shift the risk of variable feedstock costs to the other party. For the three months ended June 30, 2008, feedstock costs and other chemical input costs account for over 90% of our total cost of goods sold. However, during the same period for 2009 in which we operated exclusively pursuant to tolling arrangements, the primary components of our cost of goods sold were the cost of prior periods’ biodiesel inventory that was sold, chemical inputs, depreciation, plant wages and salaries and utilities. We expect to produce biodiesel for the remainder of our 2009 fiscal year primarily or exclusively pursuant to tolling arrangements with other third parties. Accordingly, we expect that fixed and overhead costs such as depreciation, labor costs and utilities, along with chemical inputs, will continue to comprise a large part of our cost of goods sold for the remainder of the 2009 fiscal year and that variable feedstock costs will not significantly impact our cost of goods sold.
Prices for feedstock can be volatile. According to the USDA’s National Weekly Ag Energy Round-Up report, the price for crude soybean oil in Iowa for the week of July 31, 2009 ranged from $0.3093 to $0.3343 per pound; down sharply from the $0.5576 to $0.5626 range posted for this week a year ago. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. According to the USDA’s July 13, 2009 Oil Crop Outlook report, lard and edible tallow prices for June 2009 were $0.3006 and $0.3014 per pound, respectively, down from the July 2008 average prices of $0.5282 and $0.4861 cents per pound, respectively. Based on recent trends, we expect that cost of goods sold on a per-gallon of biodiesel sold basis may decrease or stay the same for the remainder of the 2009 fiscal year with regard to any biodiesel that is not produced pursuant to a toll processing agreement. We expect that feedstock prices will remain volatile, however, throughout the 2009 fiscal year, as domestic and global economic conditions and commodities affect pricing.

For the three months ended June 30, 2009, we did not have any open contracts and therefore did not experience any gain or loss on derivative contracts. We experienced a $170,026 net gain during the three months ended June 30, 2008 related to our derivative instruments. This hedging net gain consisted of a realized loss of $113,405 and an unrealized gain of $283,431.
Operating Expenses
Operating expenses for the three months ended June 30, 2009 totaled $494,469 as compared to operating expenses of $607,484 for the same period in 2008. This decrease in operating expenses is the result of a $170,092 increase in professional fees which was offset by a $283,107 reduction in general and administrative expenses. In light of our reduced production and biodiesel output the Company has trimmed costs where possible, which has resulted in the decrease in general and administrative expenses. Our increase in professional fees is primarily related to legal fees incurred in connection with the proposed Transaction.
Other Income (Expenses)
Our other expenses for the three months ended June 30, 2009 totaling $391,978 were 29.63% of our revenues. This expense resulted primarily from interest expense totaling $394,688. We received $2,710 in interest income for the three months ended June 30, 2009. The decrease in interest expense as compared to prior years is a result of a drop in the interest rates and a reduction in the average balance outstanding.
Results of Operations for the Nine Months Ended June 30, 2009 and 2008
The following table shows the results of our operations for the nine months ended June 30, 2009 and 2008, and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations:

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$9,314,400	100.00%	$61,342,651	100.00%
Cost of Goods Sold	12,805,136	137.48%	58,764,726	95.80%
Gross Profit (Loss)	(3,490,736)	(37.48%)	2,577,925	4.20%
Operating Expenses	1,511,731	16.23%	1,842,007	3.00%
Operating Income (Loss)	(5,002,467)	(53.71%)	735,918	1.20%
Other Income (Expense)	(1,400,751)	(15.04%)	(1,576,755)	(2.57%)
Net Income (Loss)	(6,403,218)	(68.75%)	(840,837)	(1.37%)
Revenues
The following table shows the sources of our revenues for the nine months ended June 30, 2009 and 2008:

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$6,516,456	69.96%	$48,969,503	79.83%
Glycerin, Fatty Acid and Soap Stock Sales	1,017,489	10.92%	2,768,686	4.51%
Toll Processing Service Fees	594,079	6.38%	0	0.00%
Federal Incentives	1,186,376	12.74%	9,604,462	15.66%

Total Revenues	$9,314,400	100.00%	$61,342,651	100.00%

Revenues from operations for the nine months ended June 30, 2009 totaled $9,314,400, down from $61,342,651 for the same period in 2008. The significant decrease from the nine months ended June 30, 2008 to the same period in 2009 is primarily due to our substantial decrease in biodiesel production and sales, lower average sales prices for biodiesel and glycerin, decreased biodiesel demand and sales contracts, and our general shift from ordinary production of biodiesel to production pursuant to tolling arrangements under which we only receive a fixed fee per gallon of biodiesel produced. Included within our net sales of biodiesel are federal incentive funds we have received or that are receivable from the federal government for sales of B99 biodiesel. The amount of incentive revenues for the nine months ended June 30, 2009 was $1,186,376 as compared to $9,604,462 for the nine months ended June 30, 2008, which is also a result of our decrease in biodiesel production.
Cost of Goods Sold
Our cost of goods sold for the nine months ended June 30, 2009 was $12,805,136, which is a significant decrease from $58,764,726 for the same period in 2008. This decrease is a result of a significant decrease in biodiesel sales volume experienced for the period ended June 30, 2009 as compared to the same period in 2008, as well as our general shift from ordinary biodiesel production to production of biodiesel pursuant to tolling arrangements under which we are responsible for all costs of production, including fixed and overhead costs such as utilities, depreciation and labor costs, other than the feedstock costs which tend to fluctuate.
The following table shows the components of our cost of goods sold for the nine months ended June 30, 2009 and 2008:

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	(Unaudited)		(Unaudited)
Component of Cost of Goods Sold	Amount	Percent	Amount	Percent
Feedstock and Chemical Inputs	$9,926,469	77.52%	$50,664,382	86.22%
Plant Wages and Salaries	774,710	6.05%	920,022	1.57%
Utilities	750,486	5.86%	1,355,245	2.31%
Fees-Procurement, Operation Management	15,398	0.12%	176,337	0.30%
(Gain) Loss on Derivative Financial Instruments	(1,171,039)	(9.15%)	2,226,604	3.79%
Depreciation	1,919,511	14.99%	1,904,788	3.24%
Freight	285,573	2.23%	1,063,720	1.81%
Maintenance, Supplies and Other Expenses	304,028	2.38%	453,628	0.76%

Total	$12,805,136	100.00%	$58,764,726	100.00%

Operating Expense
Our operating expenses were $1,511,731 and $1,842,007 for the nine months ended June 30, 2009 and 2008, respectively. This decrease in operating expenses is the result of a $225,097 increase in professional fees which was offset by a $555,373 reduction in general and administrative expenses. In light of our reduced production and biodiesel output, the Company has trimmed costs where possible, which has resulted in the decrease in general and administrative expenses. Our increase in professional fees is primarily related to legal fees incurred in connection with the proposed Transaction.
Other Income (Expenses)
Our other expenses for the nine months ended June 30, 2009 totaled $1,400,751 compared to $1,576,755 for the same period of 2008. This expense resulted primarily from interest expense of $1,413,263, a decrease from $1,605,940 during the same period in 2008. Our interest expense decreased primarily due to our payments toward our revolving line of credit and our reducing revolving credit note.

Changes in Financial Condition for the Nine Months Ended June 30, 2009
The following table highlights the changes in our financial condition:

	June 30, 2009	September 30, 2008
Current Assets	$1,245,820	$10,476,632
Current Liabilities	$25,409,537	$29,787,038
Members’ Equity	$11,039,906	$17,443,124
Current Assets. Current assets totaled $1,245,820 at June 30, 2009 down from $10,476,632 at September 30, 2008. The decrease during this period is in part a result of a significant decrease in inventory from $7,776,472 at September 30, 2008 to $284,674 at June 30, 2009 stemming from our significant decrease in production levels. Further, trade accounts receivable in the amount of $71,692 at June 30, 2009 was significantly less than that in the amount of $1,200,587 at September 30, 2008. This decrease in accounts receivables is primarily due to the decrease in biodiesel sales for the period ended June 30, 2009 as compared to the quarter ended September 30, 2008.
Current Liabilities. Current liabilities totaled approximately $25,409,537, down from approximately $29,787,038 at September 30, 2008. The decrease of $4,377,501 during this period resulted primarily from reduced accounts payable due to our decrease in biodiesel production and due to the reduction in our outstanding debt. Due to the going concern opinion contained in Note H to the financial statements, all long-term debt has been classified as current.
Members’ Equity. Total members’ equity as of June 30, 2009 was $11,039,906, down from $17,443,124 as of September 30, 2008. The decrease in total members’ equity is a result of our net loss realized during the period.
Cash Flows
Cash Flow from Operating Activities. Net cash flow provided by operating activities for the nine months ended June 30, 2009 totaled $3,765,491. This was the result of an operating loss of $6,403,218, non-cash items of $1,319,186 and a $7,004,679 increase in working capital components. The working capital component increase is primarily due to a reduction in inventory during the nine months ended June 30, 2009.
Cash Flow from Investing Activities. Net cash flow used in investing activities for the nine months ended June 30, 2009 totaled $509,042, which was primarily related to an increase in our restricted cash balance due to our senior lender’s requirement of a pledge of a certificate of deposit as collateral for our irrevocable line of credit which secures our loan from the Iowa Department of Economic Development.
Cash Flow from Financing Activities. Net cash used in financing activities for the nine months ended June 30, 2009 totaled $3,265,432, which was the result of payment of $2,450,000 to our revolving line of credit and the payment of $815,432 on our long-term debt with our lender.
Liquidity and Capital Resources
Short Term and Long-Term Debt Financing Sources
On September 26, 2006, we closed on our debt financing with our lender, F & M Bank — Iowa, pursuant to which we received a construction loan in the amount of $27,000,000 that later converted into two credit facilities following completion of construction of our plant: a $22,000,000 term loan and a $5,000,000 revolving term loan to be used for cash and inventory management.

Our $22,000,000 term loan has an interest rate with a variable base rate equal to the LIBOR Rate plus 325 basis points. The LIBOR Rate is generally defined as the One Month London Interbank Offered Rate reported on the 10th day of the month preceding each interest period by the Wall Street Journal in its daily listing of money rates, defined therein as the average of interbank offered rates for dollar deposits in the London market. We are required to make equal monthly payments of principal and interest on the term loan until the maturity date on May 1, 2012, at which time any outstanding and unpaid principal, interest or other charges owing under the term loan will be due and payable. The principal payments are equal to an amount that fully amortizes the outstanding principal balance of the term note over a period not to exceed 10 years, together with accrued interest on the term loan. As of the quarter ended June 30, 2009, there was a principal balance of $18,616,731 on the term loan. We have failed to make the principal payments required on our term loan since January 2009; since that date, we have only made payments of interest. Failure to make payments required under our financing agreements is an event of default. We have failed to cure our default arising from our failure to make principal payments when due.
Advances under the term revolving loan up to the amount of $5,000,000 may be used for cash and inventory management purposes. We pay interest on the term revolving loan each month. The term revolving loan bears interest at a rate equal to the LIBOR Rate plus 325 basis points. The term revolving loan will mature on May 1, 2012. On the maturity date, any outstanding and unpaid principal, interest and other charges owning thereunder will be due and payable. As of the quarter ended June 30, 2009, we had drawn the full $5,000,000 on the term revolving loan.
In October 2008 our lender extended us a $2,000,000 revolving line of credit. As of June 30, 2009, we had drawn $550,000 on our line of credit. We are currently out of compliance with our borrowing base requirements with respect to our revolving line of credit, which is an event of default which we have failed to cure. Our revolving line of credit loan bears interest at a rate equal to the LIBOR Rate plus 400 basis points. Interest payments are made monthly and any outstanding and unpaid principal, interest or other costs owing thereunder will be due and payable on October 13, 2009.
We have exhausted most all of the credit available under our debt facilities, as no amount remains available under our term revolving loan. We are unable to draw on the additional $1,450,000 under our $2,000,000 revolving line of credit due to the fact that we are out of compliance with the applicable borrowing base requirements. We do not have further commitments for additional credit facilities from any lender. There is no assurance that we will be able to obtain other sources of short-term financing. The current U.S. economic recession and the ongoing credit crisis has created an unfavorable credit environment that may make it more difficult to obtain additional debt facilities. Unfavorable conditions in the biodiesel industry, including decreased demand, increased competition and decreasing biodiesel prices, may also limit our ability to obtain additional debt financing.
In connection with our financing agreements, we executed a mortgage and a security agreement in favor of F&M Bank granting a security interest in all of our assets, including without limitation our real estate, our plant, fixtures located on our property, any rent or income we might receive in connection with the use or occupancy of our land, and all of our personal property. This security interest secures our obligations under the financing agreements, including the term loan, the revolving term loan, and the revolving line of credit loan.
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
We are also required to comply with certain financial covenants and ratios contained in our financing agreements, including the maintenance of certain levels of “working capital, “tangible net worth” and “tangible owner’s equity” (as each of those terms is defined in our financing agreements). We are also required to maintain a “fixed charge ratio” (as that term is defined in our financing agreements) of not less than 1.25 to 1.00. As of the date of our report, we are in default under the financing agreements for failure to satisfy all of the loan covenants and ratios with which we are obligated to comply. Our failure to comply with these covenants and ratios constitutes an event of default under our financing agreements and we have failed to cure such defaults. Our lender has not waived our failure to comply with these loan covenants and ratios.

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
We are currently experiencing liquidity problems due to the lack of cash being generated from our continuing operations and our lack of available credit. We do not currently believe that our cash flow from continuing operations will alone be sufficient to fund our operations over the next twelve months. If we are unable to obtain sufficient capital, credit or short-term financing to cover the cost of our future operations and improve our liquidity, we may have to temporarily or permanently cease operations at our plant. Accordingly, our members could lose some or all of their investment in the Company. Please also see “Overview — Amended and Restated Asset Purchase Agreement” for a description of an Amended and Restated Asset Purchase Agreement we entered into on August 7, 2009 providing for the consolidation of our business and operations with that of REG and potentially two other biodiesel production facilities. If the consolidation is consummated, we intend to liquidate, dissolve, and wind up as soon as is reasonably practicable after receipt of the requisite unit holder approval for the same, and to distribute the stock received in consideration of the Transaction to our unit holders, less the number of shares we are required to distribute to our financial advisor, Houlihan Smith & Company, Inc., and to satisfy any outstanding obligations of the Company that may remain following closing of the Transaction. However, the closing of the consolidation is subject to numerous conditions and there is no assurance that the Transaction will ever close.
Government Programs and Grants
We entered into a loan agreement with the Iowa Department of Economic Development (IDED) for a total of $400,000, $300,000 of which is a zero interest loan and a $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in sixty monthly installments of $5,000. As of June 30, 2009, we owed approximately $245,000 to IDED. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation and maintenance of certain jobs. The Company, however, is not currently satisfying such job creation and maintenance obligations and, therefore, may not be eligible to receive a full waiver of the forgivable loan. These loans are secured by a $400,000 irrevocable standby letter of credit for the benefit of IDED issued by F &M Bank — Iowa on account of the Company; however, we were required to pledge to F & M Bank a $400,000 certificate of deposit as collateral for the letter of credit. If we fail to satisfy the conditions applicable to our IDED loan, IDED may declare the $400,000 loan immediately due and payable.
We were further eligible to receive approximately $2,350,000 in tax incentives and assistance pursuant to IDED’s High Quality Job Creation Program. Pursuant to this program, our members may claim an investment tax credit up to 5% of certain qualifying expenditures directly related to new jobs created and maintained as a result of our business, provided that certain conditions are met. The Company’s current failure to create and maintain the requisite number of jobs, as also required in connection with the $100,000 forgivable loan described above, may result in a portion of the tax incentives being unavailable to the Company or the obligation to repay a portion of the value of the tax credit received.

Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We treat our hedge positions as non-hedge derivatives, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under our treatment of our hedge positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
For the nine months ended June 30, 2009 we recognized a gain of $1,171,035 on our derivative instruments. This is due primarily to realized and unrealized gains on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. The unrealized portion of any hedging loss is subject to change with market fluctuations and may be offset by future higher-priced biodiesel sales.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are intended to produce long-term positive growth for the Company. As of June 30, 2009, the Company did not have any outstanding derivative contracts.
Distribution to Unit Holders
As of June 30, 2009, the board of directors of the Company had not declared any dividends.
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

Recently Adopted Accounting Standards
Effective with the quarter ended June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) and it did not have a material impact on our financial position or results of operations. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 became effective for periods ending after June 15, 2009.
Effective with the quarter ended June 30, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”) and it did not have a material impact on our financial position or results of operations. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76. The Company does not expect that the adoption of SFAS 168 will have a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company is not required to include this information due to its status as a smaller reporting company.

Item 4T.	Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported as of the end of the period covered by this report.
Our management, including our principal executive officer and principal financial officer, has reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended June 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note H to the accompanying financial statements, our non-compliance with the loan covenants contained in our financing agreements with our lender and our failure to make payments of principal under such agreements since January 2009 has raised doubts about our ability to continue as a going concern. We have failed to comply with all of our loan covenants as of June 30, 2009, including the working capital, tangible owner’s equity, and tangible net worth covenants and the fixed charge ratio. Failure to comply with these loan covenants, as well as failure to make payments of principal when due, constitutes an event of default under our financing agreements entitling our lender, at its election, to accelerate all of the unpaid principal loan balance and accrued interest under the financing agreements or to foreclose on its mortgage and security interest in the real and personal property securing our loans. If such an event occurs, we may be forced to permanently shut down the plant and our members could lose all of their investment.
Liquidity constraints could require us to cease operations. We are currently experiencing liquidity problems due to our lack of working capital, our failure to generate significant funds from our ongoing operations, and the unavailability of additional credit. Our current lack of working capital and ongoing liquidity constraints have made it difficult or impossible for us to acquire adequate inputs and feedstock to produce biodiesel and, accordingly, our plant is typically only producing biodiesel pursuant to toll processing arrangements under which the other party has the right to order the production of biodiesel from us from feedstock supplied by such other party. Our lack of working capital may even make it difficult to operate pursuant to a toll processing arrangement. We have exhausted most of our funds available under our debt facilities and we do not have further commitments for financing from any lender. Should we lack adequate funds to operate our plant or become unable to satisfy our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis.
The asset purchase agreement entered into by the Company, REG, and certain other REG affiliates is subject to a variety of closing conditions and may not close. On August 7, 2009 the Company entered into an Amended and Restated Asset Purchase Agreement pursuant to which the Company will consolidate its business and operations with REG under a newly formed holding company, REG Newco, Inc., a Delaware corporation. The Company thereafter intends to dissolve, liquidate and wind up as soon as immediately practicable following the receipt of the requisite unit holder approval for the same and the close of the consolidation transaction. The proposed consolidation transaction, however, is subject to multiple closing conditions, including the certain regulatory approvals and the approval of the Company’s unit holders and REG’s shareholders, among other conditions. In the event that any one or more of the conditions to closing are not satisfied or any event giving rise to a party’s right to terminate the agreement arises, the consolidation transaction may not close.
Unit holder approval of the Company’s dissolution, liquidation and winding up is not a condition to the closing of the Company’s proposed consolidation with REG. Unit holder approval of the Company’s dissolution, liquidation and winding up is not a condition to the closing of the proposed consolidation of the Company’s business and operations with REG under REG Newco, Inc. and, accordingly, it is possible that the Company could remain in existence indefinitely following a future successful closing of the consolidation transaction. Although REG Newco, Inc. has agreed to pay for certain mutually agreeable ongoing costs for a period of up to six months following the closing of the consolidation transaction, there is no guarantee that the Company will obtain the requisite unit holder approval during such time period. In such event, the Company would not have any active business operations to support any ongoing costs which it may incur as part of its continuing existence.
Our reliance on REG could damage our profitability. We are highly dependent upon REG to manage our plant, procure our inputs and market our products pursuant to our MOSA. Additionally, we depend on REG’s assessment of the cost and feasibility of operating our plant, REG’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. If our plant does not operate to the level anticipated by us in our business plan, we will also rely on REG to adequately address such deficiency.

Our reliance on REG may place us at a competitive disadvantage. REG has a number of potential conflicts of interest with us due to its ownership and management of competing biodiesel plants. Additionally, REG has provided us with a notice of termination due to changes in the biodiesel market since the MOSA was originally signed. Based on the terms and conditions of the MOSA, we anticipate the date of termination to be May 1, 2010. In the event our proposed consolidation with REG is not consummated or if our relationship with REG otherwise terminates, significant costs and delays would likely result from the need to find other consultants or marketers or sources of feedstock, for any reason. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and members could lose all or substantially all of their investment. Moreover, because of our substantial dependence upon REG, our business could fail if REG is unable to continue its business.
The European Commission has imposed definitive anti-dumping and countervailing duties on biodiesel imported into Europe, which may negatively impact biodiesel demand and our revenues. In March 2009, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the U.S. These tariffs have reduced European demand for biodiesel produced in the U.S. In July 2009, the European Commission decided to extend these tariffs beyond their July 2009 expiration until 2014. These duties significantly increase the price at which U.S. biodiesel producers may be able to sell biodiesel in European markets, making it difficult or impossible to compete with European biodiesel producers and thereby increasing the supply and reducing overall demand for biodiesel produced in the U.S. Accordingly, these duties on U.S. biodiesel imported into Europe could significantly harm our financial performance.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
For the period covered by this report, we were in default of all of the financial loan covenants and ratios contained in our loan agreements with our lender and the borrowing base requirements applicable to our revolving line of credit. We have also failed to make approximately $930,837 in principal payments as required under our loan agreements since January 2009. Failure to comply with these covenants and failure to make the required principal payments when due constitute events of default under our loan agreements, entitling our lender to exercise any one or more of its remedies provided under the loan agreements and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage and security interests in the collateral which secures our loans. Although our lender has provided us with multiple written notices of default, it has not notified us of its intention to exercise any of its remedies as of the date of this report (other than the imposition of a default interest rate). However, if we remain in default, there is no assurance that our lender will continue to forebear from exercising such additional remedies.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report.

Exhibit
No.	Description
10.9	Amended and Restated Asset Purchase Agreement by and among REG Newco, Inc., REG Newton, LLC, Central Iowa Energy, LLC and Renewable Energy Group, Inc. dated August 7, 2009.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL IOWA ENERGY, LLC
Date: August 19, 2009	/s/ John E. Van Zee
John E. Van Zee
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2009	/s/ Kimberly Smith
Kimberly Smith
Chief Financial Officer (Principal Financial and Accounting Officer)