Form 10-K/A
period 2008-09-30
Central Iowa Energy, LLC
filed 2009-09-10
CIK 1385952

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

Explanatory Note Regarding Amendment No. 1
Central Iowa Energy, LLC (the “Company”, “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 to provide additional information regarding transactions with related persons. We are amending Part III, Item 12 of the Form 10-KSB for the fiscal year ended September 30, 2008 (filed December 22, 2008), which was originally incorporated by reference from our 2009 Definitive Proxy Statement (filed January 28, 2009) (collectively the “Original Filings”) to reflect this additional information regarding transactions with related persons and to include a statement, which was inadvertently omitted from the Original Filings, that our Audit Committee Charter was previously filed with our 2008 Definitive Proxy Statement. Also, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, we are including new certifications by the principal executive officer and principal financial officer of the Company, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as specified above, the remainder of the Original Filings are unchanged and are not reproduced in this Form 10-KSB/A.
This Form 10-KSB/A continues to speak as of the dates of the Original Filings and, other than with respect to the transactions with related persons described above, does not reflect information obtained after the filing dates of the Original Filings and does not modify or update the disclosures in the Original Filings. Accordingly, in conjunction with reading this Form 10-KSB/A, you should also read all other filings we have made with the Securities and Exchange Commission since the Original Filings.

PART III
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
The Biodiesel Group, LLC (“TBG”) is an entity currently owned by Warren Bush, Denny Mauser and William Horan. There were also two other owners of TBG through 2007, including Tom Schroeder. Messrs. Bush, Mauser, and Horan currently serve as directors on our board. Mr. Schroeder previously served as a director on our board until his resignation in April 2008. In addition to its principals serving on our board of directors, we contracted with TBG for consulting services, including assistance with negotiation of various contracts, assistance in the planning of our equity marketing effort, and assistance in securing debt financing services. Certain principals of TBG informed us that Renewable Energy Group, Inc. (“REG”) and TBG had an agreement pursuant to which TBG received a total of $450,000 from REG for development services and expenses incurred in connection with the development of our plant and several other biodiesel projects. The $450,000 was paid by REG to TBG in multiple installments made from December 6, 2005 through October 12, 2007. It is our understanding that the October 12, 2007 payment was the last payment.
The Company and REG entered into a Management and Operational Services Agreement (“MOSA”) on August 22, 2006, pursuant to which REG provides the Company plant management, product sales and marketing, feedstock and chemical procurement, and other administrative services. As of our fiscal year ended September 30, 2008, the MOSA was still in effect and we had incurred fees payable to REG under the MOSA equal to approximately $1,129,715 for the fiscal year ended September 30, 2008.
Furthermore, on March 10, 2006 the Company entered into a design-build contract with Renewable Energy Group, LLC (“REG, LLC”) for the design and construction of our biodiesel plant, the total cost of which we estimate at approximately $39,326,000. Pursuant to a letter agreement dated August 21, 2006, the Company agreed to issue 1,000 of its membership units to REG, LLC as payment for the last $1,000,000 of design-build services rendered by REG, LLC to the Company under the design-build contract. The design-build contract and the rights under the letter agreement were subsequently assigned to REG. We subsequently consented to the assignment by REG of its right to receive membership units in the Company under the August 2006 letter agreement to REG Ventures, LLC, a wholly-owned subsidiary of REG. The Company issued REG Ventures, LLC 1,000 membership units on July 18, 2007 in satisfaction of the last $1,000,000 payable under the design-build contract.
The payments received by TBG from REG may have given Messrs. Bush, Schroeder, Mauser and Horan an interest in transactions between REG and the Company.
DIRECTORS INDEPENDENCE
Board of Directors
Our Board of Directors is exempt from independence listing standards because the Company’s securities are not listed on a national securities exchange or listed on an automated inter-dealer quotation system at a national securities association or to issuers of securities. All of our Directors are independent, as defined by NASDAQ Rule 4200, with the exception of John Van Zee who is not considered independent under NASDAQ Rule 4200 due to his status as President and Chief Executive Officer of the Company.
Audit Committee
The Company became a reporting organization with the SEC in January 2007 with the filing of a registration statement on Form 10-SB. Prior to this time, the entire Board of Directors acted as the Audit Committee for the Company. The Board of Directors created an Audit Committee in January 2007 which operates under a charter adopted by the Board of Directors in January 2007. Our Audit Committee charter requires that the Audit Committee have at least three members. On January 17, 2007, the Board of Directors appointed Warren Bush, Jeremie Parr, and Dean Lane to the Audit Committee.

The Audit Committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, all of the current members of our Audit Committee are independent within the definition of independence provided by NASDAQ Rule 4200.
However, Rule 4200 imposes more stringent standards on Audit Committee members and provides that, pursuant to Rule 4350(d), the Audit Committee must be composed of at least three members which are independent under Rule 4200, and at least one must have past employment experiences in finance and accounting. Our Audit Committee is composed of three members, all of which are independent under Rule 4200. However, none of our Audit Committee members have past employment experience in finance or accounting as required by Rule 4350(d). Therefore, our Audit Committee does not fully comply with Rule 4350(d).
In addition, our Audit Committee charter requires a majority of our Audit Committee to be independent as defined in the charter. One reason that a Director may not be independent under our Audit Committee charter is that he has accepted payments from the Company in excess of $60,000, other than for board or committee services and certain other types of compensation. Warren Bush is not independent under our Audit Committee charter because he previously received approximately $65,000 in compensation and membership unit awards under our consulting agreement with The Biodiesel Group, LLC, of which he is an owner, and an additional $20,000 for legal services previously rendered to the Company. Our other two Audit Committee members are independent under our Audit Committee charter. Therefore, we are in compliance with our Audit Committee charter by having a majority of independent Directors on the Audit Committee.
Our Audit Committee charter is not available on our website, but it was previously attached as Appendix I to our 2008 Definitive Proxy Statement filed on January 28, 2008.
Nominating Committee
The Board of Directors has acted as the nominating committee for the Company and no separate nominating committee has been formed to date. The Board of Directors, acting as the nominating committee, did not meet during the 2008 fiscal year. However, the Board of Directors, acting as the nominating committee, met once in January 2009 to select the Director nominees to be up for election at the 2009 Annual Meeting. Based upon the size of the Company and the Board’s familiarity with the Company since its inception, the Board also has determined that each of the Directors is qualified to suggest nominees for consideration to the nominating committee. The Board of Directors, when acting as the nominating committee, is generally responsible for:
•	Developing a nomination process for candidates to the Board of Directors;

•	Establishing criteria and qualifications for membership to the Board of Directors;

•	Identifying and evaluating potential Director nominees;

•	Filling vacancies on the Board of Directors;

•	Recommending nominees for election or re-election.
The Board of Directors, when fulfilling the duties of a nominating committee, does not operate under a charter and it does not have a policy with regard to the consideration of any Director candidates recommended by Members. In the future, the Board of Directors may establish a nominating committee and may establish a charter and develop policies and procedures for evaluating potential Director candidates, whether presented by Members or selected by the nominating committee. The nominating committee is exempt from the independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, with the exception of John Van Zee, who serves as the Company’s President and Chief Executive Officer, all of the members of our Board of Directors are independent within the definition of independence provided by NASDAQ Rule 4200.

Compensation Committee
The Board of Directors has not established a committee specifically designated “compensation committee.” However, the Executive Committee of the Board of Directors currently in place performs the same tasks typically performed by a compensation committee. It does not operate under a charter and it does not have a policy with regard to the evaluation and determination of compensation for Directors and executive officers. The Board appointed James Johnston, John Van Zee, William Horan, Don Huyser, and Jeremie Parr to serve as members of the Executive Committee. All of the foregoing members of the Executive Committee were appointed by the Board of Directors on June 30, 2005, with the exception of William Horan, Don Huyser and Jeremie Parr, who were appointed on April 9, 2008. The Executive Committee has responsibility with respect to proposing and evaluating the compensation of the Company’s Chief Executive Officer and oversees the compensation of our other executive officers and Directors. The Board of Directors has the overall responsibility for approving our Director and executive compensation plans, policies and programs. The Executive Committee did not hold any meetings during the fiscal year ended September 30, 2008 for the purpose of evaluating Director and officer compensation, as compensation policies previously adopted in April 2007 have remained in effect for the Company’s 2008 fiscal year. Other than John Van Zee, who serves as the Company’s President and Chief Executive Officer, all of the members of the Executive Committee are independent within the definition of independence provided by NASDAQ Rule 4200. The Executive Committee does not have any formal policies and procedures for setting executive officer and Director compensation. The Executive Committee considers a variety of factors, as it deems appropriate, in making such determinations, including the Company’s financial performance and results of operations. Because each member of the Executive Committee is an officer, they each have a role in proposing and evaluating the compensation of Directors and executive officers.
ITEM 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
10.1	First Amendment to the Amended and Restated Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated October 14, 2008	1

10.2	Second Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between F & M Bank — Iowa and Central Iowa Energy, LLC dated October 14, 2008.	1

31.1	Certificate Pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference as filed with our annual report on Form 10-KSB filed on December 22, 2008.

(*)	Filed herewith.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL IOWA ENERGY, LLC
Date: September 9, 2009	/s/ John Van Zee
John Van Zee
President and Director (Principal Executive Officer)

Date: September 9, 2009	/s/ Kimberly Smith
Kimberly Smith
(Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 9, 2009	/s/ John Van Zee
John Van Zee, President and Director
(Principal Executive Officer)

Date: September 9, 2009	/s/ Jim Johnston
Jim Johnston, Chairman and Director

Date: September 9, 2009	/s/ Don Huyser
Don Huyser, Treasurer and Director

Date: September 9, 2009	/s/ Jeremie Parr
Jeremie Parr, Secretary and Director

Date: September 9, 2009	/s/ Warren L. Bush
Warren L. Bush, Director

Date: September 9, 2009	/s/ Craig Hamilton
Craig Hamilton, Director

Date: September 9, 2009	/s/ William J. Horan
William J. Horan, Director

Date: September 9, 2009	/s/ Scot Farver
Scot Farver, Director

Date: September 9, 2009	/s/ Dean Lane
Dean Lane, Director

Date: September 9, 2009	/s/ William J. Talsma
William J. Talsma, Director