Form 10-K
period 2009-09-30
Central Iowa Energy, LLC
filed 2009-12-29
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2009

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
26,672
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of December 1, 2009, the aggregate market value of the membership units held by non-affiliates (computed by reference to the issuer’s offering price of such membership units in its 2006 state registered offering, as no current trading market exists for such membership units) was $23,559,000.
As of December 1, 2009, there were 26,672 membership units outstanding.

AVAILABLE INFORMATION
Our website address is www.centraliowaenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Compliance,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-K.
PART I
ITEM 1. BUSINESS
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
On April 5, 2007, our biodiesel production plant was substantially complete, and we commenced operations of the plant. Our plant is capable of producing biodiesel from both vegetable oil, including soybean oil and corn oil, and animal fats. We sold our first shipment of biodiesel on April 20, 2007. On June 20, 2007, construction of our plant and pretreatment systems was 100% complete and we were issued a certificate of completion from our design-builder, Renewable Energy Group, Inc. (“REG”). Our plant has a nameplate production capacity of 30 million gallons of biodiesel per year and is able to pretreat crude vegetable oil, including soybean oil and corn oil, and crude animal fats for use in the biodiesel production process. This ability provides us flexibility to produce biodiesel from lower-cost feedstock in place of higher-cost feedstock to optimize our profits when engaging in ordinary biodiesel production.
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
We have engaged REG to manage and direct the general operations of our plant pursuant to our Management and Operational Services Agreement (“MOSA”) executed in August 2006. Pursuant to the MOSA, REG is required to manage our plant, acquire feedstock and chemicals necessary for the plant’s operation, sell and market our products and perform certain administrative functions in exchange for a fixed fee per gallon of biodiesel produced at our plant. However, REG previously delivered notice of intent to terminate the MOSA on approximately May 1, 2010. Due to our significant reliance on REG for the management of our plant, the procurement of our inputs, and the sale and marketing of our biodiesel, this could have a material adverse affect on our ability to operate and generate revenues in the event we are not able to negotiate a new MOSA with REG or enter into an agreement for similar services with another third party.
During periods in which we are engaged in ordinary biodiesel production (meaning that we are not producing pursuant to tolling arrangements, but rather ordinary biodiesel sales contracts), our revenues are derived primarily from the sale and distribution by REG of our biodiesel throughout the United States and abroad. However, for fiscal year 2009, most of our revenues were derived from our production of biodiesel pursuant to a tolling arrangement with REG Marketing and Logistics, LLC (“REG Marketing”), an entity affiliated with REG, pursuant to which REG Marketing orders biodiesel production from certain types of feedstock supplied by REG Marketing, in exchange for which we are entitled to receive a fixed fee per gallon of biodiesel produced. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” The fixed fee per gallon of biodiesel payable under the MOSA does not apply to biodiesel produced under the tolling agreement with REG Marketing. For the fiscal year ended September 30, 2009, we had produced a total of 5,014,686 gallons of biodiesel at our plant, of which 3,988,292 gallons of biodiesel were produced pursuant to tolling arrangement with REG Marketing and 1,026,394 gallons were produced pursuant to ordinary biodiesel sales contracts. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (or 2,500,000 gallons per month), we produced approximately 17% of our production capacity for the fiscal year ended September 30, 2009. For the first and second quarters of fiscal year 2010, we expect that we will continue to operate substantially below our nameplate capacity and that most, if not all, of any biodiesel production at our plant will be pursuant to tolling arrangements.

On November 20, 2009 we entered into a Second Amended and Restated Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Newton, LLC, a wholly-owned subsidiary of Newco and an Iowa limited liability company (“REG Newton”) pursuant to which we anticipate consolidating our business and operations with REG under Newco. The proposed consolidation will occur through the acquisition by REG Newton of substantially all of our assets and certain liabilities. The Second Amended and Restated Asset Purchase Agreement also contemplates the potential consolidation under Newco of the business and operations of two other biodiesel plants, Western Iowa Energy, LLC and Blackhawk Biofuels, LLC. Please see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Overview — Proposed Consolidation with REG” for more information regarding this proposed transaction.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil, animal fats and corn oil from which our biodiesel and glycerin are produced; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; current and future legislation at the federal, state and/or local level; changes in biodiesel supports and tax incentives and the cost of complying with extensive environmental laws that regulate our industry. We are also affected by domestic and global economic conditions, such as the current U.S. economic recession and the unfavorable credit environment.
Principal Products, Demand and Market
The principal products that we produce at our plant are biodiesel and crude glycerin. Our plant located near Newton, Iowa in Jasper County is designed to have an annual capacity to produce approximately 30,000,000 gallons of biodiesel.
Biodiesel
According to the National Biodiesel Board, biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources and is primarily used in compression ignition (diesel) engines and may also be used as home heating oil. Biodiesel provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed-quality fat and soapstock, a by-product of refining the incoming oil. Biodiesel can be used in neat (pure) form or blended with petroleum-based diesel.
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

General Demand for Biodiesel
The biodiesel industry is still relatively new and unknown especially when compared to the ethanol industry. In 2008, the Renewable Fuels Association reported that a record 9.2 billion gallons of ethanol were produced in the United States. However, the biodiesel industry only produced approximately 700 million gallons of biodiesel in 2008, constituting only a small part of the 60 billion gallon per year U.S. diesel fuel market and a fraction of the amount of 2008 ethanol production. Total 2008 biodiesel production was also significantly less than current national biodiesel production capacity. The National Biodiesel Board estimates that as of June 22, 2009 (the latest date for which information is available), national biodiesel production capacity totaled approximately 2.69 billion gallons per year. Some plants are currently closed and some do not currently operate at full capacity due to this excess production capacity and other economic and market factors. The National Biodiesel Board estimates that production capacity could increase by another 427.8 million gallons once the plants currently under construction or engaged in expansion, if completed, begin production.
Several factors could lead to an increase in biodiesel demand. Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter and sulfur. In addition, a 2007 study by the U.S. Department of Energy (“DOE”) and the U.S. Department of Agriculture (USDA) found that biodiesel has a positive energy balance: for every 3.5 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 3%. The increased lubricity reduces friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors. Further, the Environmental Protection Agency (“EPA”) Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate was cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
We also anticipate that the Renewable Fuel Standard may increase demand for biodiesel, as it provides for a minimum usage requirement for biodiesel and other types of biomass-based diesel. See “Federal Biodiesel Supports” below.
Historically, the demand for biodiesel follows a seasonal trend. Due to its cold flow properties, demand for biodiesel is typically lower in colder climates and typically declines in the colder fall and winter months and increases in the warmer spring and summer months. See “The Effect of Cold Flow on Biodiesel Markets” below.
We also believe that the recent economic recession and the disruption of credit markets has depressed demand for biodiesel and fuel in general.
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
Wholesale Market/Biodiesel Marketers. The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 biodiesel from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy of Chelsea, Massachusetts; Eco-Energy, Inc. of Franklin, Tennessee; and REG of Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. Under the MOSA, REG has agreed to market the biodiesel we produce at our facility.
Retail Market. The retail biodiesel market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy products from manufacturers and sell them to retailers, for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. If biodiesel demand were to increase, present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. Areas that would require expansion include, but are not limited to:
•	additional rail capacity;
•	additional storage facilities for biodiesel;
•	increases in truck fleets capable of transporting biodiesel within localized markets;
•	expansion in refining and blending facilities to handle biodiesel; and
•	growth in service stations equipped to handle biodiesel fuels.
The substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position.
International Markets. Through our marketer, REG, a portion of any biodiesel produced pursuant to ordinary production may be sold abroad to international markets, including Europe. We are unable, however, to track precisely where such biodiesel is delivered or how much of it is exported to Europe or other international markets. The European Union has, as a result of its investigation into alleged unfair trade practices engaged in by the U.S. biodiesel industry, imposed tariffs and duties on biodiesel produced in the U.S. that is exported to Europe. See “RISK FACTORS.” This is expected to significantly reduce REG’s ability to market our biodiesel in the European market at a profit.
Government/Public Sector. The government has increased its use of biodiesel since the implementation of the Energy Policy Act (“EPACT”) of 1992, amended in 1998, which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.

The Effect of Cold Flow on Biodiesel Markets. Biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. The pour point of 100% soy-based biodiesel is approximately 30ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is approximately -25ºF. To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel typically diminishes in colder climates and during the colder fall and winter months as a result of cold flow concerns. Animal fat-based biodiesel has a higher pour point temperature than other types of biodiesel. For example, the pour point of 100% tallow-based biodiesel is approximately 61ºF compared to approximately 30ºF for 100% soy-based biodiesel. Accordingly, demand for animal fat-based biodiesel may fluctuate by season more than demand for biodiesel made from other types of feedstock.
Crude Glycerin
Crude glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. Many of these uses, however, require refined glycerin. Our plant only produces crude glycerin and does not have the capability to refine glycerin. This could therefore limit the potential uses for glycerin produced at our plant.
Glycerin Demand and Markets
Under our MOSA, REG is required to market the glycerin produced at our plant. However, oversupply of glycerin and low glycerin prices may limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.
We are not capable of refining crude glycerin produced at our plant. Prices for refined glycerin are typically higher than prices for crude glycerin, which is the type produced by our plant. As of late December 2009, according to the Jacobsen Biodiesel Bulletin, average refined glycerin prices were approximately 32 to 36 cents per pound whereas crude glycerin prices were approximately 5 to 6 cents per pound. Relatively higher refined glycerin prices have prompted some of our competitors, such as Cargill Inc. and Archer Daniels Midland Co., to expand their glycerin refining capacities. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
Additional uses for glycerin are being researched. Research has been underway to develop technology that converts glycerin, a byproduct of biodiesel production, into ethanol. Ethanol made from glycerin may be cheaper to produce than ethanol made from corn, as glycerin does not require the extensive pre-processing steps required for corn. Research has also been underway to develop methods of converting glycerin into propylene glycol, which is a compound used in a variety of industrial products, including paints, polyester resins, lubricants, antifreeze and cosmetics. More recently, researchers have commenced development of processes that would convert the byproduct to chemicals such as butane, acetone, and acrolein, the latter being used as a base in acrylic acid. Accordingly, development of these technologies could increase the demand for glycerin. However, such technologies are still currently under development and there is no assurance that such technologies will become readily available or that they would increase demand for glycerin.

Distribution of Principal Products
Under the MOSA, REG must utilize its best efforts to market all biodiesel, glycerin and fatty acids produced at our plant at established prices. With respect to such services, REG agrees to provide:
•	Market analysis of biodiesel supply and demand;
•	Market access to REG’s developed biodiesel distribution channels;
•	Analysis and audit of biodiesel customers, including for creditworthiness, and bulk transportation providers;
•	Marketing specialists and sales representatives to attain and establish sales opportunities and relationships for our products;
•	Arrangements for transportation, logistics, and scheduling of biodiesel shipments;
•	Arrangements for leased tankers for rail shipments, where advantageous;
•	Oversight and reconciliation of shipments, invoicing and payments on a weekly basis; and
•	Invoicing and accounts receivable management for biodiesel shipments.
Under the terms of the agreement, REG takes title to our products when loaded for delivery FOB the plant. REG previously delivered notice of its intent to terminate the MOSA and we therefore expect that it will terminate on or about May 1, 2010. Due to our significant reliance on REG for the management of our plant and other services, including the sale, marketing and distribution of our products, this could have a material adverse affect on our ability to operate and generate revenues in the event we are not able to negotiate a new MOSA with REG or enter into an agreement for similar services with another third party.
Our products can be delivered by truck or rail. Our property is located northeast of Newton, Iowa and is situated approximately 4.75 miles north of U.S. Interstate 80. Rail service is also available near our site by the Iowa Interstate Railroad (“IAIR”). We installed track to establish rail service directly to the plant so that we are able to ship biodiesel to our customers. We have entered into an industrial track agreement with the IAIR for the use, operation, and maintenance of track to serve the plant. Under such agreement, we will bear the cost and expense of maintenance of the railroad track extending from the point of switch and ending at our plant.
Sources and Availability of Raw Materials
Feedstock Cost and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant and widely used feedstock available in the United States. Our plant is capable of pretreating crude vegetable oil, including soybean oil and corn oil, and animal fats and utilizing the same to produce biodiesel. Refined animal fats and alternative vegetable oils have generally been available to us at better prices than soybean oil. Accordingly, we have typically used these alternative feedstocks when, based on prevailing feedstock prices and market conditions, such use would generate greater profit margins. We expect to continue to be susceptible to changes in the price of feedstock when we engage in ordinary biodiesel production.
Our inability to obtain adequate supplies of feedstock at affordable prices for sustained periods of time may materially impair our ability to operate profitably and could force us to shut down our plant temporarily or permanently. When we operate pursuant to tolling arrangements, however, the third party ordering biodiesel production is typically responsible for supplying feedstock. Therefore, feedstock costs do not typically impact our revenues from toll processing biodiesel production, pursuant to which we only receive a fixed fee per gallon of biodiesel produced.

Soybean Oil
The ten-year average price for soybean oil is approximately 26 cents per pound. However, in June 2008, the price of soybean oil reached a new record high of 62 cents per pound. Soybean oil prices have fallen since then, but remain volatile. The USDA December 2009 Oil Crops Outlook report provides that the average November 2009 soybean oil price was approximately 36.59 cents per pound, which is significantly below the 2008 peak price. The drop in soybean oil prices were likely caused by the changing global economic conditions triggered by the sharp decline in petroleum prices, the failure of various major U.S. financial institutions, the passage of the federal government’s $700 billion bailout plan, the tightening of credit markets and the economic recession experienced by the U.S. and other countries. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil prices in Iowa for the week of December 11, 2009 were approximately the same, ranging from 35.59 to 38.15 cents per pound. The USDA forecasted that these soybean oil prices during the 2009/2010 marketing season will range from 35.5 to 38.55 cents per pound. The charts below show average U.S. soybean oil prices over the past ten years and for each month in the 2008/2009 marketing year to November 2009:
Average U.S. Soybean Oil Prices for the Past 10 Years

Marketing Year	Price (cents)
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03
2008/09	32.16
2009-10(1)	35.5-38.5	(1)
Average U.S. Soybean Oil Prices for 2008-2009
Marketing Year

Month	Price (cents)
November	31.55
December	29.30
January	32.16
February	28.93
March	28.23
April	32.76
May	36.06
June	35.66
July	31.08
August	33.69
September	30.96
October	33.15
November(1)	36.59(1)

(1)	Preliminary Price
Data provided by USDA, Oil Crops Outlook Report, December 11, 2009
Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, continued increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil and sold. Any increase in the price of soybean oil without a corresponding increase in the price of biodiesel will negatively impact our ability to generate revenues and profits from soybean oil-based biodiesel. Conversely, if soybean oil prices drop, this would have a positive impact on revenues generated from ordinary biodiesel production of soybean oil-based biodiesel.
Increased competition with other biodiesel plants may result in increased prices for soybean oil. Accordingly, the number of acres of soybeans planted and harvested can impact the price of and competition for soybean oil. In its December 2009 Oil Crops Outlook report, the USDA reported that 74.7 million soybean acres were harvested in the 2008-2009 crop year. The portion of that used to make biodiesel is not expected to increase significantly due to the competition from other vegetable oils and animal fats being used as alternative sources of feedstock.
Animal Fats and Other Alternative Feedstocks
Due to the volatility of soybean oil prices, we also use alternative forms of feedstock, including animal fat and, to a lesser extent, corn oil. However, prices for these alternative feedstocks have tended to correlate with the cost of soybean oil. Like soybean oil prices, animal fat prices peaked in 2008 and declined thereafter as domestic and global economic conditions worsened. Nonetheless, animal fat prices remain volatile. The USDA December 2009 Oil Crops Outlook report provides that the average November 2009 prices for lard and edible tallow were 30.07 and 29.65 per pound, respectively. The USDA predicted lard and edible tallow prices could increase slightly for 2009/2010, ranging from 28.5 to 31.5 cents per pound for lard and 29.5 to 32.5 cents per pound for edible tallow. Increases in animal fat prices would have a negative impact on revenues generated from ordinary production of animal fat-based biodiesel.

The charts below show average U.S. lard and edible tallow prices over the past ten years and for each month in the 2008/2009 marketing year:
Average Lard & Edible Tallow Prices for Past Ten Years

	Lard		Edible Tallow
Marketing Year	(cents)		(cents)
1998/99	14.66		15.14
1999/00	13.64		13.21
2000/01	14.61		13.43
2001/02	13.55		13.87
2002/03	18.13		17.80
2003/04	26.13		22.37
2004/05	21.80		18.48
2005/06	21.74		18.16
2006/07	28.43		27.32
2007/08	40.85		41.68
2008/09	26.72		25.47
2009/10(1)	28.5-31.5	(1)	29.5-32.5	(1)
Average Lard & Edible Tallow Prices for 2008-2009
Marketing Year

	Lard		Edible Tallow
Month	(cents)		(cents)
November	26.40		18.13
December	20.00		17.50
January	25.36		23.36
February	20.31		21.40
March	19.49		19.42
April	23.36		23.77
May	29.00		28.92
June	30.06		30.14
July	27.63		27.64
August	32.20		34.14
September	29.73		34.21
October	25.75		27.63
November(1)	30.07	(1)	29.65	(1)

(1)	Preliminary Price
Data provided by USDA, Oil Crops Outlook Report, December 11, 2009
We expect that corn oil may from time to time be a less costly feedstock alternative to soybean oil. The USDA December 2009 Oil Crops Outlook report provides that the preliminary average November 2009 price for corn oil was 38.12 cents per pound, which was higher than the November 2009 price for soybean oil. The National Weekly Ag Energy Round-Up for the week of December 11, 2009 indicates that crude corn oil prices in the Midwest were slightly higher ranging from 39.5 cents to 40.5 cents per pound. Corn oil-based biodiesel has similar cold flow properties to those of soybean oil-based biodiesel and, accordingly, corn oil may be an acceptable alternative feedstock in the fall and winter months when demand for animal fat-based biodiesel tends to decrease. Corn oil, however, tends to cause a waxy substance to build-up during the production process. The unique characteristic of corn oil could cause corn oil to be a less desirable feedstock than soybean oil and animal fat. The available supply of corn oil will likely depend upon the number of ethanol plants that install corn oil extraction equipment at their plants and the extent to which such ethanol plants market their corn oil.
Hedging
Due to fluctuations in the price and supply of feedstock, we may utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. The animal grease market has no futures trade. However, there is a quoting system through the USDA that provides for price discovery for animal grease. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited.

Feedstock Procurement.
We expect to utilize various types of feedstock in the production of biodiesel. Under the MOSA, REG is responsible for arranging the purchase and procurement of the feedstock and chemical inputs necessary to produce biodiesel at our plant. These services include, without limitation, analysis and audit of feedstock suppliers, purchase of feedstock meeting specifications and in adequate quantities to fill our plant’s production facility, negotiation of discounts, and providing transportation, logistics and scheduling of feedstock deliveries. REG previously delivered notice of its intent to terminate the MOSA and we therefore expect that it will terminate on or about May 1, 2010. Due to our significant reliance on REG for the procurement of our feedstock at economical prices, this could have a material adverse affect on our ability to operate and generate revenues in the event we are not able to negotiate a new MOSA with REG or enter into an agreement for similar services with another third party. When we operate pursuant to tolling arrangements, however, the third party ordering biodiesel production is typically responsible for supplying feedstock and, accordingly, we are not responsible for feedstock procurement in such circumstances.
Pretreatment Costs
Crude vegetable oils, such as crude soybean oil and corn oil, and all animal fats need to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil, corn oil and any animal fat or grease, removes the impurities and prepares the feedstock to go through the biodiesel production process. Some types of feedstock need more treatment than others. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock.
For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB soy oil and crude soy oil is ordinarily 5 cents per pound. Our processing plant has pretreatment capabilities allowing us to utilize crude vegetable oil and many types of fat or grease as feedstock in our facility. This added flexibility allows us to choose the feedstock that will produce biodiesel in the most cost-effective manner possible.
Utilities, Energy & Infrastructure
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
Sewer. Pursuant to a private redevelopment agreement dated November 21, 2006, Jasper County agreed to construct sewer improvements for our biodiesel project site. The agreement authorizes Jasper County to finance these improvements through the issuance of bonds or notes. In return for these improvements, we were required to construct a thirty million gallon per year biodiesel plant requiring a total investment of at least $38,000,000 and to create at least twenty new full-time jobs at our plant and maintain such jobs until June 30, 2015. Also, we were required to enter into an assessment agreement with Jasper County to establish a minimum actual value of our property and related improvements for purposes of the calculation and assessment of our real property taxes. Our failure to comply with or satisfy any condition or covenant contained in the agreement will constitute an event of default. In such event, the County can exercise any one or more remedies against the Company, including, without limitation, holding the Company responsible for repayment of an amount equal to the sum of all costs incurred by Jasper County in connection with the construction of the sewer improvements or any other legal, equitable or administrative remedy available to it under the agreement or applicable law. We are currently in default of this Agreement. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Energy Management. In November 2009, we entered into an energy management services agreement with U.S. Energy Services, Inc. (“U.S. Energy”) under which U.S. Energy provides natural gas and electricity supply management services. Among these services, U.S. Energy manages supply and transportation of natural gas, reviews natural gas invoices for discrepancies, determines the most beneficial rate structure and method for securing natural gas supplies, negotiates transportation agreements and rates with natural gas pipelines and suppliers, provides cost and usage analysis, advises the Company on trade credit issues, and provides risk management services for natural gas, including making hedging recommendations. U.S. Energy also manages supply and transportation of electricity reviews electricity, invoices for discrepancies, determines the most beneficial rate structure and method for securing electricity, investigates market conditions and negotiates favorable agreements with electricity suppliers, and analyzes electricity cost and usage. U.S. Energy also evaluates energy tax exemption opportunities. Under this agreement, our monthly service fee is approximately $0.06/MMBtu consumed with a $450 monthly minimum. The monthly service fee will increase 4% annually on each November 1st the agreement remains in effect. The agreement also authorizes U.S. Energy to manage the Company’s assets as part of U.S. Energy’s larger portfolio when the same would result in lower energy costs to the Company and would otherwise be in the Company’s best interest. The agreement also governs the purchase and sale of natural gas between the Company and U.S. Energy. This agreement will continue in effect for two years and thereafter for successive one-year terms unless terminated by either party with at least 60 days prior written notice prior to the expiration of the applicable term. Under the agreement, we appoint U.S. Energy to act as its agent for purposes of managing our energy supplies and dealing with third parties in connection with energy-related matters.
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
Renewable Fuels Standard
The Energy Policy Act of 2005 created the Renewable Fuel Standard (“RFS”) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (“EISA”) expanded the existing RFS (sometimes referred to as “RFS2”) to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. In 2008, however, the EPA announced that the RFS program in 2009 would be applicable to producers and importers of gasoline only, which meant that the 500 million gallons of biomass-based diesel required by the RFS2 under EISA was not required to be blended into U.S. fuel supplies in 2009. This was due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA RFS2 requirement for the use of 500 million gallons of biomass-based diesel. In May 2009, the EPA proposed regulations to implement the EISA RFS2 biomass-based diesel requirements; however, as of the date of this report, no final regulations have been issued. Accordingly, it is uncertain when the EISA biomass-based diesel requirements will be effective.
EISA required as part of RFS2 that advanced biofuels reduce life cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed in transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS2. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. The EPA’s preliminary results did not measure biodiesel produced from corn oil. Although the EPA previously announced that it intended to publish final rules implementing RFS2 prior to the end of 2009, final rules have not been issued as of the date of this report. The EPA has suggested that the final rules will take into account estimates for the uncertainty of the inclusion of indirect land use changes in its calculations of greenhouse gas emissions. However, it is uncertain whether soy bean oil-based biodiesel will qualify for the RFS2.

We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS or RFS2, once final rules are implemented. As of June 22, 2009, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.69 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS program. Furthermore, any additional delays in the EPA’s implementation of the RFS2 biomass-based diesel rules could hinder the stimulation of additional biodiesel demand. If the final rules adopted to implement RFS2 do not significantly increase demand compared to increases in supply, the RFS2 will not likely lead to an increase in biodiesel demand. We also anticipate that the RFS2 will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable producers (“RIN generators”), as well as any party that procures or trades renewable identification numbers, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel an equivalence value of 1.5, such that each gallon of biodiesel used by an obligated party will be equal to one and one-half gallons credit towards its RFS compliance.
Production of biofuels, including both biodiesel and ethanol, may continue to increase at a faster pace than the RFS2 requirements. Should the supply of biofuels increase more rapidly than demand for biofuels, including biodiesel, it may lead to decreases in the selling price of biodiesel.
Biodiesel Tax Credits
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
The American Jobs Creation Act of 2004 originally created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (“VEETC”). The blenders’ tax credit provides a tax credit of $1.00 per gallon for biodiesel. The blenders’ tax credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blenders’ tax credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The blenders’ tax credit also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The blenders’ tax credit was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”). The blenders’ tax credit, as extended by EESA, contained a few significant changes, including the closure of the so-called “splash and dash” loophole, which refers to those instances in which biodiesel produced in foreign countries was transported to the United States, blended with a small percentage of diesel to claim the tax incentive, and then shipped to a third country for sale and use. Pursuant to EESA, biodiesel produced outside the United States will no longer qualify for the biodiesel tax incentive. The law also reduces the credit for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents. As of the date of this report, no legislation has been enacted to renew it beyond December 31, 2009 and there can be no assurance that it will be renewed again in the future. However, a bill known as the Biodiesel Tax Incentive Reform and Extension Act of 2009 (Senate Bill 1589) has been introduced to the Senate Finance Committee. The loss of the biodiesel tax incentive provided by the blenders’ tax credit, or a decrease in the benefits provided by any renewed or extended version of the blenders’ tax credit, would increase the cost of biodiesel production and would have a negative impact on the biodiesel industry’s ability to compete with petroleum-based diesel. This would have an adverse impact on our ability to generate a profit and could reduce the value of our members’ investment.

Biofuels Interagency Working Group
The White House has recently announced that it has directed Secretary of Agriculture Tom Vilsack to spearhead a Biofuels Interagency Working Group, to combine the efforts of the Department of Agriculture, Department of Energy, and the EPA to increase the nation’s energy independence, accelerate the investment in the production of biofuels and increase rural economic development. Secretary Vilsack was directed to expedite and increase production of and investment in biofuels development efforts by refinancing existing investments in renewable fuels to preserve jobs in ethanol and biodiesel plants, electricity generation plants, and other supporting industries; and making renewable fuels energy financing opportunities from Food, Conservation and Energy Act of 2008 available within 30 days. While the specific details on what the Biofuels Interagency Working Group expects to accomplish remain unclear, it is possible that the biodiesel industry may benefit from this taskforce’s activities.
Commodity Credit Corporation Bioenergy Program
The Farm, Nutrition and Bioenergy Act of 2008 reauthorized the Commodity Credit Corporation, or CCC, Bioenergy Program. The program provides $55.0 million in funding in both 2009 and 2010, $85.0 million in funding in 2011 and $105.0 million in funding in 2012 for producers of advanced biofuels derived from renewable biomass, including biodiesel, other than corn kernel. Biodiesel producers must apply for this credit and will be paid based on the quantity and duration of advanced biofuel production and on net nonrenewable energy content of the advanced biofuel. Funding to a single eligible producer may be limited to ensure equitable distribution of funding. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. In late December 2009, subsequent to the period covered by this report, Central Iowa Energy received approximately $114,200 in funds pursuant to the CCC Bioenergy Program.
State Legislation
Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. In 2008, Minnesota passed additional legislation to increase biodiesel content of diesel fuel sold in the state from 2% to 20%, which is the highest in the nation, by 2015. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year. Similarly, in 2008 Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.
In 2006, several laws were passed in Iowa for the purpose of expanding and funding consumer access to biodiesel and ethanol-blended fuels. These laws provide retailers with an opportunity for cost-sharing grants. In addition, the laws provide certain incentives such as an Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019; a retail tax credit for biodiesel blends of $0.03 per gallon for retailers whose diesel sales include 50% or greater biodiesel blends; and an expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers. While this legislation does not specifically require increased use of biodiesel, it encourages renewable fuels usage in Iowa, including increased biodiesel consumption.
Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.

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
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses or might eliminate provisions such as the Clean Air Act Amendments that may promote the use of biodiesel. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.
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
In 2008, approximately 700 million gallons of biodiesel were produced in the United States. As of June 22, 2009 (the latest date for which data is available), the National Biodiesel Board reported that there were 173 operating biodiesel plants in the United States with a total annual production capacity of 2.69 billion gallons. One of these plants was undergoing expansions to increase its annual production capacity. Another 29 plants were reported to be in the planning stages or under construction as of June 2009. The additional combined capacity of these plants under construction or expansion is estimated at 427.8 million gallons per year. Accordingly, biodiesel supply may already far exceed demand for biodiesel. Currently, there are 15 existing biodiesel plants in Iowa, including our plant. However, several of these plants may not be operating, may not be operating at full capacity, or may never begin operations due to economic and market conditions. We expect that additional biodiesel producers may enter the market if the demand for biodiesel increases. As additional biodiesel plants are constructed and brought on line, we expect the supply of biodiesel to increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
We must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of soybean oil, animal fats and other feedstocks and raw materials. A majority of biodiesel plants, including many of the largest biodiesel producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. Furthermore, producers may design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that increased biodiesel production will continue to increase the demand and cost of not only soybean oil, but also animal fats and other inputs. We expect this will make it more expensive for us to produce our biodiesel from soybean oil alternatives, such as animal fat, and will reduce our profit margins when we are engaged in ordinary biodiesel production. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. In order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins when we are engaged in ordinary biodiesel production. If we continue to experience high feedstock costs for a sustained period of time, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated.

Many current plants are capable of using only vegetable oil for feedstock. Our plant is able to use both vegetable oils and animal fats to produce biodiesel, allowing us to use whichever types of feedstock provide the greatest return at any given time when we are engaged in ordinary biodiesel production (as opposed to biodiesel production pursuant to toll processing arrangements pursuant to which the third party ordering production supplies us with feedstock). This is beneficial because the cost of feedstock is the highest cost associated with ordinary biodiesel production. Our ability to utilize animal fats is also significant because animal fat-based biodiesel has some favorable advantages over soybean oil-based biodiesel, such as better lubricity and lower nitrogen oxide (NOx) emissions. However, some purchasers of animal fat-based biodiesel may believe that it is not suitable for use during the winter months in colder climates due to its tendency to gel at higher temperatures than soybean oil-based biodiesel. This could limit our ability to sell animal fat-based biodiesel during winter months.
We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of our competitors have greater resources than we currently have or will have in the future. Large plants with which we compete include the 85 million gallon per year Archer Daniels Midland Co (“ADM”) canola-based plant in Velva, North Dakota; the 90 million gallon per year Green Earth Fuels multi-feedstock plant in Galena Park, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 100 million gallon per year multi-feedstock plant in Las Vegas, Nevada; and the 180 million gallon per year multi-feedstock RBF Port Neches plant in Port Neches, Texas.
Although most biodiesel plants are not equipped to process raw materials (such as soybeans) into feedstock (such as soybean oil), there are several of our competitors that have soy-crushing facilities and are therefore not reliant upon third parties for their feedstock supply like we are. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill, Inc. (“Cargill”), Ag Processing, Inc. (“AGP”) and ADM. Cargill, AGP and ADM have significant crush capabilities throughout North America and are large suppliers of soybean oil and own and operate their own biodiesel plants in the Midwest. Cargill, Inc. owns a 37.5 million gallon plant in Iowa Falls, Iowa and AGP owns a 30 million gallon per year plant in Sergeant Bluff, Iowa, both of which process soy oil into biodiesel. ADM has constructed an 85 million gallon plant in Velva, North Dakota which processes canola oil into biodiesel. Also, increasing feedstock costs have spurred, and will likely continue to spur, additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.
Furthermore, we must compete with REG, the entity that currently manages our plant, procures our inputs and markets our products pursuant to the MOSA. We have also entered into a toll processing agreement with an entity affiliated with REG. REG owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. REG has also announced its intention to increase its ownership of biodiesel production facilities. In June 2008, REG acquired a 35 million gallon per year plant in Houston Texas which now operates under the name REG Houston. Its previous plans to construct two additional biodiesel plants in Kansas and Louisiana were put on hold due to unfavorable economic and industry conditions. However, under our proposed consolidation transaction with REG, it is contemplated that REG could acquire up to two additional biodiesel plants in addition to Central Iowa Energy’s, including Western Iowa Energy, LLC and Blackhawk Biofuels, LLC, even if our consolidation transaction does not close. Accordingly, we will be in direct competition with REG for the acquisition of inputs and the sale of our products. Our MOSA does not prohibit REG from providing marketing and sales services for our competitors. If REG cannot market all of the biodiesel produced at its own biodiesel production facilities or at the facilities of other plants managed by REG, then those plants managed by REG, including Central Iowa Energy, are at risk that this loss will be allocated to them.

Commercial Biodiesel Production Plants (December 7, 2009)
The following list produced by the National Biodiesel Board indicates the locations of most of the active plants in the United States as of December 7, 2009. Active plants are those companies that are actively producing biodiesel. Companies in the earlier stages of the process are not represented on this map.

			Ann.
			Production
Company	City	State	Capacity	Feedstock	Start date	BQ9000
Allied Renewable Energy, LLC	Birmingham	AL	15,000,000	Soy	May-07
Eagle Biodiesel, Inc.	Bridgeport	AL	30,000,000	Multi Feedstock	Apr-07
N.A.B. Energy Group, Inc.	Florence	AL
Delta American Fuel, LLC	Helena	AR	40,000,000	Multi Feedstock	Mar-09
Amereco Biofuels Corp	Arlington	AZ	15,000,000	Multi Feedstock	Sep-07
Environmental Development Group	Tucson	AZ	1,500,000	Recycled Cooking Oil	Aug-09
Grecycle Arizona, LLC	Tucson	AZ	2,500,000	Yellow Grease	May-09
Performance Biofuels, LLC	Chandler	AZ	1,500,000	Recycled Cooking Oil	Dec-08
Baker Commodities	Los Angeles	CA	10,000,000	Multi Feedstock	Dec-10
Biodiesel Industries of Ventura, LLC	Port Hueneme	CA	3,000,000	Full Spectrum, including but not limited to yellow grease, jatropha & algae	Aug-09
Community Fuels	Stockton	CA	10,000,000	Multi Feedstock	Jun-08
Crimson Renewable Energy, LP	Bakersfield	CA	30,000,000	Multi Feedstock	3Q 2009
Eco Energy Biodiesel, Inc.	Adelanto	CA	1,000,000	Multi Feedstock	3Q 2009
Enviro Fuels Enterprises, LLC	Fresno	CA			3Q 2009
GeoGreen Biofuels, LLC	Vernon	CA	3,000,000	Recycled Cooking Oil	Apr-09
Imperial Western Products	Coachella	CA	8,000,000	Multi Feedstock	Oct-01	*
Manning Beef, LLC	Pico Rivera	CA		Tallow	3Q 2009
New Leaf Biofuel, LLC	San Diego	CA			Dec-08
Noil Energy Group	Commerce	CA	5,000,000	Multi Feedstock	2Q 2009
Promethean Biofuels Cooperative Corporation	Temecula	CA
Renewable Energy Products, LLC	Santa Fe Springs	CA	10,000,000	Multi Feedstock	Jul-08
Simple Fuels Biodiesel, Inc.	Chilcoot	CA			3Q 2009
Whole Energy Fuels	Pacifica	CA	3,000,000	Recycled Cooking Oil	2Q 2009
Wright Biofuels, Inc.	San Jacinto	CA	5,500,000	Multi Feedstock	Sep-07

			Ann.
			Production
Company	City	State	Capacity	Feedstock	Start date	BQ9000
Yokayo Biofuels, Inc.	Ukiah	CA	350,000	Recycled Cooking Oil	Apr-06
Hawaiian Islands Bioenergy, Inc.	Parker	CO	1,000,000	Multi Feedstock	May-09
BioDiesel One Ltd.	Southington	CT	4,000,000	Recycled Cooking Oil	Feb-09
BioPur Inc.	Bethlehem	CT	1,000,000	Multi Feedstock	Jul-06
Clayton	Clayton	DE`	11,000,000	Multi-Feedstock	Jan-10
Agri-Source Fuels, Inc.	Dade City	FL	10,000,000	Multi Feedstock	Oct-07
New Eden Energy, LLC	St. Cloud	FL	1,000,000	Recycled Cooking Oil	Dec-08
Smart Fuels, LLC	Fruitland Park	FL			3Q 2009
Southern Biodiesel Corporation	Miami	FL			4Q 2009
Alterra Bioenergy of Middle Georgia, LLC	Gordon	GA	15,000,000	Multi Feedstock	Aug-07
Alterra Bioenergy of Plains Georgia, LLC	Plains	GA	30,000,000	Soy	4Q 2008
BullDog BioDiesel	Ellenwood	GA	18,000,000	Multi Feedstock	Jan-08
Down to Earth Energy, Inc.	Monroe	GA	2,000,000	Multi Feedstock	Aug-09
ECO Solutions, LLC	Chatsworth	GA	25,000,000	Multi Feedstock	Aug-07
Middle Georgia Biofuels	East Dublin	GA	1,500,000	Poultry Fat, Tallow	Apr-06
Peach State Labs	Rome	GA		Soy	Jan-05	*
Perfect Circle Renewable Energy, LLC	Atlanta	GA		Recycled Cooking Oil	Jul-09
Seminole Biodiesel	Bainbridge	GA	10,000,000	Multi Feedstock	Jan-08
AGP	Sergeant Bluff	IA	30,000,000	Soy	Aug-96	*
Cargill	Iowa Falls	IA	37,500,000	Soy	Jun-06	*
Central Iowa Energy, LLC	Newton	IA	30,000,000	Multi Feedstock	Apr-07	*
Energy Tec, LLC	Maquoketa	IA	37,000		Sep-08
Iowa Renewable Energy, LLC	Washington	IA	30,000,000	Multi Feedstock	Jul-07	*
Maple River Energy, LLC	Galva	IA	5,000,000	Soy	May-09
Nova Biosource Clinton County	Clinton	IA	10,000,000	Multi Feedstock	Apr-06
REG Ralston, LLC	Ralston	IA	12,000,000	Multi Feedstock	2002	*
Riksch BioFuels, LLC	Crawfordsville	IA	10,000,000	Multi Feedstock	Dec-06
Sioux Biochemical, Inc.	Sioux Center	IA	2,000,000	Corn, Soy	Dec-06
Western Dubuque Biodiesel	Farley	IA	30,000,000	Crude or Refined Vegetable Oils	Aug-07	*

			Ann.
			Production
Company	City	State	Capacity	Feedstock	Start date	BQ9000
Western Iowa Energy, LLC	Wall Lake	IA	30,000,000	Multi Feedstock	Jun-06	*
BiofuelBox Corporation	American Falls	ID	1,000,000	Waste Vegetable Oil, Brown Grease	Feb-09
Blue Sky Biodiesel, LLC	New Plymouth	ID	10,000,000	Soy	Jul-06
Pleasant Valley Biofuels, LLC	American Falls	ID	1,500,000	Recycled Cooking Oil, Tallow	Aug-08
BioVantage Fuels, LLC	Belvidere	IL	5,000,000	Multi Feedstock	3Q 2009
Blackhawk Biofuels, LLC	Danville	IL	45,000,000	Multi Feedstock	Nov-08	*
Incobrasa Industries, Ltd.	Gilman	IL	31,000,000	Soy	Jan-07
Midwest Biodiesel Products, Inc.	South Roxanna	IL	30,000,000	Multi Feedstock	May-07
Nova Biosource Seneca	Seneca	IL	60,000,000	Multi Feedstock	Apr-08	*
Stepan Company	Millsdale	IL	22,000,000	Multi Feedstock	Jan-01	*
Alternative Fuel Solutions, LLC	Huntington	IN			3Q 2009
e-biofuels, LLC	Middletown	IN	15,000,000	Multi Feedstock	Jun-07
Integrity Biofuels	Morristown	IN	10,000,000	Soy	Aug-06
Kingsbury Energy Group, LLC	La Porte	IN		Soy	Dec-08
Louis Dreyfus Agricultural Industries, LLC	Claypool	IN	80,000,000	Soy	Jan-08	*
Healy Biodiesel, Inc.	Sedgwick	KS	1,000,000	Recycled Cooking Oil	Jun-07
REG Emporia, LLC	Emporia	KS	60,000,000	Multi Feedstock	2Q 2010
Griffin Industries	Butler	KY	1,750,000	Multi Feedstock	Dec-98	*
Owensboro Grain	Owensboro	KY	50,000,000	Soy	Jan-08
REG New Orleans, LLC	New Orleans	LA	60,000,000	Multi Feedstock	2Q 2010
Baker Commodities	Billerica	MA	15,000,000	Multi Feedstock	Dec-10
Baystate Biofuels, LLC	North Andover	MA	10,000,000	Multi Feedstock	3Q 2009
Biofuels of New England, LLC	Newburyport	MA	300,000	Recycled Cooking Oil	Nov-08
MBP Bioenergy, LLC	Attleboro	MA	500,000	Recycled Cooking Oil	Nov-06
Eagle Creek Fuel Services, LLC	Baltimore	MD		Recycled Cooking Oil, Multi Feedstock	Aug-08
Greenlight Biofuels, LLC	Princess Anne	MD	4,000,000	Multi Feedstock	Oct-07
Michigan Biodiesel, LLC	Bangor	MI	10,000,000	Multi Feedstock	Jan-07
TPA Inc.	Warren	MI	20,000,000	Multi Feedstock	Jul-08

			Ann.
			Production
Company	City	State	Capacity	Feedstock	Start date	BQ9000
Ever Cat Fuels, LLC	Isanti	MN	3,000,000	Multi Feedstock	Aug-09
FUMPA BioFuels	Redwood Falls	MN	3,000,000	Multi Feedstock	Dec-04
Minnesota Soybean Processors	Brewster	MN	30,000,000	Soy	Aug-05	*
AGP	St. Joseph	MO	29,900,000	Soy	Sep-07	*
American Energy Producers, Inc.	Carrollton	MO	50,000,000	Soy	4Q 2009
Global Fuels, LLC	Dexter	MO	3,000,000	Multi Feedstock	Apr-07
Mid America Biofuels, LLC	Mexico	MO	30,000,000	Soy	Dec-06	*
Paseo Cargill Energy, LLC	Kansas City	MO	37,500,000	Soy, Animal Fats	Apr-08	*
Prairie Pride	Deerfield	MO	30,000,000	Soy	Dec-07	*
Producers’ Choice Soy Energy LLC	Moberly	MO	5,000,000	Soy	Jun-09
Terra Bioenergy, LLC	St. Joseph	MO	30,000,000	Multi Feedstock	4Q 2009
Delta Biofuels, Inc.	Natchez	MS	80,000,000	Multi Feedstock	May-07	*
GreenLight Biofuels, LLC	Meridian	MS			Mar-09
Scott Petroleum Corporation	Greenville	MS	20,000,000	Multi Feedstock	Oct-07	*
Earl Fisher Bio Fuels	Chester	MT	250,000	Canola, Camelina, Safflower, Sunflower	Apr-08
Blue Ridge Biofuels	Asheville	NC	1,000,000	Multi Feedstock	May-06
Evans Environmental Energies, Inc.	Wilson	NC	3,000,000		May-07
Foothills Bio-Energies, LLC	Lenoir	NC	5,000,000	Multi Feedstock	Sep-06
Leland Organic Corporation	Leland	NC	30,000,000	Multi Feedstock	Sep-08
Patriot Biodiesel, LLC	Greensboro	NC	1,500,000	Multi Feedstock	Dec-08
Piedmont Biofuels	Pittsboro	NC	4,000,000	Multi Feedstock	Nov-06	*
Triangle Biofuels Industries, Inc.	Wilson	NC	3,000,000	Multi Feedstock	Jan-08
ADM	Velva	ND	85,000,000	Canola	Aug-07	*
Atlantic Biodiesel	Salem	NH	3,000,000		3Q 2009
White Mountain Biodiesel, LLC	North Haverhill	NH			3Q 2009
Fuel Bio One, LLC	Elizabeth	NJ	50,000,000	Multi Feedstock	Mar-07
Innovation Fuels	Newark	NJ	40,000,000	Multi Feedstock	Jul-04	*
ARFuels, LLC	Clovis	NM	30,000,000	Multi Feedstock	3Q 2010

			Ann.
			Production
Company	City	State	Capacity	Feedstock	Start date	BQ9000
Rio Valley Biofuels, LLC	Anthony	NM	750,000	Multi Feedstock	Jul-06
Bently Biofuels	Minden	NV	1,000,000	Multi Feedstock	Nov-05
Biodiesel of Las Vegas	Las Vegas	NV	100,000,000	Multi Feedstock	4Q 2009
Metro Fuel Oil Corp.	Brooklyn	NY			2009
Northern Biodiesel, Inc.	Ontario	NY	20,000,000		Jun-08
TMT Biofuels, LLC	Port Leyden	NY	250,000	Recycled Cooking Oil	Sep-08
Agrifuels, LLC	Bremen	OH	1,000,000	Multi Feedstock	Mar-07
Ambiol Flex Fuels, LLC	East Toledo	OH	2,000,000	Soy	Feb-08
American Ag Fuels, LLC	Defiance	OH	7,000,000	Multi Feedstock	Jul-05
Arlington Energy, LLC	Mansfield	OH	4,000,000	Multi Feedstock	Jul-08
Center Alternative Energy Company	Cleveland	OH	5,000,000	Soy, Choice White Grease, yellow grease, tallow	May-07
Jatrodiesel Inc.	Miamisburg	OH	5,000,000	Multi Feedstock	Jun-07
Peter Cremer NA	Cincinnati	OH	30,000,000	Soy	Oct-02	*
PK Biodiesel	Woodstock	OH	5,000,000	Multi Feedstock	Aug-08
Twin Rivers Technologies Natural Ingredients, LLC	Cincinnati	OH	60,000,000	Multiple Feedstocks	Dec-06	*
High Plains Bioenergy	Guymon	OK	30,000,000	Multi Feedstock	Mar-08	*
South East Oklahoma Biodiesel	Valliant	OK	5,000,000	Multi Feedstock	Nov-08
Tulsa Biofuels, LLC	Tulsa	OK			Nov-07
Beaver Biodiesel, LLC	Albany	OR	1,200,000	Multi Feedstock	Feb-09
Green Fuels of Oregon, Inc.	Klamath Falls	OR	1,000,000	Canola, Waste Vegetable Oil	Mar-07
Biodiesel of Pennsylvania, Inc.	White Deer	PA	1,500,000	Multi Feedstock	Mar-07
Eagle Bio Diesel	Kane	PA			2Q 2009
Keystone BioFuels, Inc.	Shiremanstown	PA		Multi Feedstock	Mar-06
Lake Erie Biofuels	Erie	PA	45,000,000	Soy	Sep-07	*
Middletown Biofuels, LLC	Middletown	PA	4,000,000	Soy	Jun-07
Mother Earth Energy, Inc.	Chester	PA	3,500,000	Recycled Cooking Oil, Vegetable Oils	3Q 2009
Pennsylvania Biodiesel, Inc.	Monaca	PA	25,000,000	Multi Feedstocks	Jul-09
Soy Energy, Inc.	New Oxford	PA	1,500,000	Soy	Feb-07

			Ann.
			Production
Company	City	State	Capacity	Feedstock	Start date	BQ9000
United Biofuels, Inc.	York	PA	3,000,000	Multi Feedstock	Apr-06
United Oil Company	Pittsburgh	PA	5,000,000	Multi Feedstock	Dec-05
US Alternative Fuels Corp.	Johnstown	PA			4Q 2008
Lantic Green Energy, LLC	West Greenwich	RI			1Q 2009
Newport Biodiesel, LLC	Newport	RI	500,000	Recycled Cooking Oil	Jan-08
Cateechee Biofuels, LLC	Central	SC			3Q 2009
Ecogy Biofuels, LLC	Estill	SC	30,000,000	Soy	Dec-07
Green Valley Biofuels, LLC	Warrenville	SC	10,000,000	Multi Feedstock	3Q 2009
Greenlight Biofuels, LLC	Laurens	SC	10,000,000	Multi Feedstock	4Q 2008
Greenpath Biofuels of Myrtle Beach, Inc.	Conway	SC		Recycled Cooking Oil	4Q 2009
Southeast BioDiesel, LLC	North Charleston	SC	8,000,000	Multi Feedstock	Jan-07
Midwest BioDiesel Producers, LLC	Alexandria	SD	7,000,000	Multi Feedstock	Mar-06
Milagro Biofuels of Memphis	Memphis	TN	5,000,000	Multi Feedstock	Oct-06
Southern Alliance for Clean Energy	Knoxville	TN	380,000	Recycled Cooking Oil	Jul-09
SunsOil, LLC	Athens	TN	1,500,000	Multi Feedstock	Oct-07
Agribiofuels, LLC	Dayton	TX	12,000,000	Multi Feedstock	Dec-06
AgriMax Fuels, LLC	Channelview	TX	3,000,000	Soy	Mar-07
Beacon Energy	Cleburne	TX	12,000,000	Multi Feedstock	Mar-06	*
Biodiesel of Texas, Inc.	Denton	TX	360,000	Multi Feedstock	3Q 2009
BioSelect Fuels (GBBLP)	Galveston	TX	30,000,000	Multi Feedstock	May-07
Brownfield Biodiesel, LLC	Ralls	TX	2,000,000	Cottonseed, Soy, Canola	Apr-06
Direct Fuels	Euless	TX	10,000,000	Multi Feedstock	Feb-08	*
Global Alternative Fuels, LLC	El Paso	TX	5,000,000	Multi Feedstock	Mar-09
Green Earth Fuels of Houston, LLC	Galena Park	TX	90,000,000	Multi Feedstock	Jul-07
Greenlight Biofuels, Ltd.	Littlefield	TX	5,000,000	Multi Feedstock	Aug-07
Hardin Fuels, Inc.	Kountze	TX			Mar-08
Mississippi Investment Petroleum Co., LLC	Houston	TX	5,000,000	Poultry Fat, Recycled Cooking Oil	3Q 2009
New Fuel Company	Dallas	TX	250,000	Multi Feedstock	Apr-06

			Ann.
			Production
Company	City	State	Capacity	Feedstock	Start date	BQ9000
Organic Fuels, LLC	Galena Park	TX	45,000,000	Multi Feedstock	Jan-06	*
RBF Port Neches, LLC	Port Neches	TX	180,000,000	Multi Feedstock	4Q 2008
Red River Biodiesel Ltd.	New Boston	TX	15,000,000	Multi Feedstock	May-08
REG Houston, LLC	Seabrook	TX	35,000,000	Multi Feedstock	Jul-08
Texas Green Manufacturing, LLC	Littlefield	TX	1,250,000	Tallow	Apr-09
The Sun Products Corp.	Pasadena	TX	15,000,000	Palm	Jun-05	*
TM Chemicals LP	Deer Park	TX	7,000,000	Tallow	Dec-08
Denali Industries, LLC	American Fork	UT	3,800,000	Multi Feedstock	Jul-07
Chesapeake Custom Chemical	Ridgeway	VA	5,500,000	Multi Feedstock	Jan-06
RECO Biodiesel, LLC	Richmond	VA	10,000,000	Multi Feedstock	Dec-06
Red Birch Energy, Inc.	Bassett	VA	2,500,000	Multi Feedstock	Jun-08
REVNOVA Biofuels, LLC	Remington	VA			Oct-08
Synergy Biofuels, LLC	Pennington Gap	VA	3,000,000	Multi Feedstock	Dec-08
Virginia Biodiesel Refinery	West Point	VA	7,000,000	Multi Feedstock	Oct-03
General Biodiesel Seattle LLC	Seattle	WA	5,000,000	Multi Feedstock	Jun-09
General Biodiesel Seattle LLC	Seattle	WA	5,000,000	Multi Feedstock	3Q 2009
Gen-X Energy Group, Inc.	Burbank	WA	15,000,000	Multi Feedstock	Jun-07
Imperium Grays Harbor	Hoquiam	WA	100,000,000	Multi Feedstock	Aug-07	*
Inland Empire Oilseeds, LLC	Odessa	WA	8,000,000	Canola, Soy, Camelina	Nov-08
Whole Energy Fuels	Bellingham	WA		Recycled Cooking Oil	1Q 2009
Best Biodiesel, Inc.	Cashton	WI	10,000,000	Multi Feedstocks	Jan-08
Bio Blend Fuels Inc.	Manitowoc	WI	2,600,000		May-09
Sun Power Biodiesel, LLC	Cumberland	WI	3,000,000	sunflower, canola	Dec-09
Walsh Bio Fuels, LLC	Mauston	WI	5,000,000	Multi Feedstock	May-07
AC & S, Inc.	Nitro	WV	3,000,000	Soy	Dec-07
Source: National Biodiesel Board

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.

Competition from Other Fuel Sources and Additives
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Over the past several years, according to the Energy Information Administration, the price of diesel fuel steadily increased until reaching a record high average price in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and thereafter declined to approximately $2.75 as of December 7, 2009. Although the price of diesel fuel has decreased over the past several months, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Following the trend of diesel prices, biodiesel prices steadily increased over the past year to their peak in the summer of 2008, after which time they decreased. As of December 11, 2009, the National Weekly Ag Energy Roundup reports that B100 biodiesel prices in Iowa ranged from $3.25 to $3.50 per gallon, which is up from a range of $2.65 to $2.84 approximately one year ago. If the diesel fuel industry is able to produce petroleum-based diesel fuel with acceptable environmental characteristics, we may find it difficult to compete with diesel fuel due to its price advantage. Moreover, if the $1.00 blenders’ tax credit is not renewed or extended following its expiration on December 31, 2009, biodiesel will be even more costly to produce and biodiesel prices will be even less competitive with diesel fuel prices. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.
At least one large oil company has previously announced its intent to produce renewable diesel, another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. As a result of an Internal Revenue Service interpretation of the application of certain biodiesel tax credits created under the Energy Policy Act of 2005, renewable diesel processed in traditional petroleum-refining equipment is currently eligible for the blenders’ tax credit. Opponents of the recent IRS interpretation argue that the blenders’ tax credit was intended for specific, limited production technologies, including the methyl ester biodiesel production process, and that the recent interpretation will allow a large subsidy of conventional petroleum refinery capacity at the expense of free-standing producers of biodiesel. In 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. Because renewable diesel is eligible for the blenders’ tax credit (at the reduced rate of 50 cent per gallon as compared to $1.00 per gallon for biodiesel), other large oil companies may also decide to add production capacity for renewable diesel. These large petroleum refiners likely have greater financial resources than we do and may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely affected.
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

Glycerin Competition
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our source of revenue from glycerin. It is estimated that every one million gallons of biodiesel produced adds approximately another 100,000 gallons of crude glycerin into the market. Accordingly, as biodiesel production has increased, the glycerin market has become increasingly saturated. As a result, glycerin prices dropped dramatically in 2006, with crude glycerin prices hovering around 2 cents per pound or less. Some plants were forced to give away glycerin, and according to the Jacobsen Publishing Company’s Biodiesel Bulletin, others paid 3 cents to 4 cents per pound to dispose of crude glycerin. However, as of December 2009, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices increased to approximately 5 to 6 cents per pound. REG markets the glycerin produced at our plant under our MOSA. When we produce biodiesel pursuant to our toll processing agreement with REG Marketing, we are able to retain and sell the glycerin that is produced as a result of the biodiesel toll processing. The average sales price we received for our glycerin during fiscal year 2009 was approximately 5 cents per pound.
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
New Products and Services
We have not introduced any new products or services during the fiscal year ended September 30, 2009.
Dependence on One or a Few Major Customers
We are highly dependent upon REG for the successful marketing of our products and the procurement of adequate supplies of the inputs needed to produce our products under the MOSA. We do not have our own sales force or any other agreements with any third party for the marketing and sale of our products or the supply and procurements of our inputs. Our lack of a sales force and reliance on a third party to sell and market our products and procure our inputs may place us at a competitive disadvantage.
REG has provided us written notice of its intent to terminate the MOSA on approximately May 1, 2010. Due to our significant reliance on REG for the management of our plant, the procurement of our inputs, and the sale and marketing of our products, this could have a material adverse affect on our ability to operate and generate revenues in the event we are not able to negotiate a new MOSA with REG, to enter into an agreement for similar services with another third party or to consummate our proposed consolidation transaction with REG. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a description of our proposed consolidation with REG.
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
Employees
As of December 15, 2009, we had 22 full-time employees, which is a reduction in the size of our staff from our fiscal year 2008. In January 2009, we reduced the size of our staff by six persons in order to save costs due to our liquidity constraints, our lack of biodiesel sales contracts and our plant’s operation at significantly below its nameplate capacity. The chart below summarizes the type and number of positions that we employ as of December 15, 2009.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	12
Supervisor/Management	5
Shipping/Receiving	1
Maintenance	2
Laboratory Technician	1
Office	1

Total	22

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
Risks Related to Our Business
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 9 to the accompanying financial statements, our non-compliance with the loan covenants contained in our financing agreements with our lender and our failure to make payments of principal under such agreements since January 2009 has raised doubts about our ability to continue as a going concern. We have failed to comply with all of our loan covenants as of September 30, 2009, including the working capital, tangible owner’s equity, and tangible net worth covenants and the fixed charge ratio. Failure to comply with these loan covenants, as well as failure to make payments of principal when due, constitutes an event of default under our financing agreements entitling our lender, at its election, to accelerate all of the unpaid principal loan balance and accrued interest under the financing agreements or to foreclose on its mortgage and security interest in the real and personal property securing our loans. If such an event occurs, we may be forced to permanently shut down the plant and our members could lose all of their investment. Furthermore, the blenders’ tax credit, upon which the biodiesel industry has been reliant, is expected to expire on December 31, 2009, subject to action by Congress to renew or extend the tax credit. There can be no assurance that the blenders’ tax credit will be extended or renewed at all or at the same level currently in effect. The loss of the blenders’ tax credit, or a reduction in the benefits provided by such tax credit, could adversely affect our ability to profitably produce and sell biodiesel. The expiration of this blenders’ tax credit also raises doubts about our ability to continue as a going concern.

Liquidity constraints could require us to cease operations. We are currently experiencing liquidity problems due to our lack of working capital, our failure to generate significant funds from our ongoing operations, and the unavailability of additional credit. Our current lack of working capital and ongoing liquidity constraints have made it difficult or impossible for us to acquire adequate inputs and feedstock to produce biodiesel and, accordingly, our plant is typically only producing biodiesel pursuant to toll processing arrangements under which the other party has the right to order the production of biodiesel from us from feedstock supplied by such other party. Our lack of working capital may even make it difficult to operate pursuant to a toll processing arrangement. We have exhausted our funds available under our debt facilities and we do not have further commitments for financing from any lender. Should we lack adequate funds to operate our plant or become unable to satisfy our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis.
The second amended and restated asset purchase agreement entered into by the Company, REG, and certain other REG affiliates is subject to a variety of closing conditions and may not close. On November 20, 2009 the Company entered into a Second Amended and Restated Asset Purchase Agreement pursuant to which the Company is expected to consolidate its business and operations with REG under a newly formed holding company, REG Newco, Inc., a Delaware corporation. The Company thereafter intends to dissolve, liquidate and wind up as soon as immediately practicable following the receipt of the requisite unit holder approval for the same and the close of the consolidation transaction. The proposed consolidation transaction, however, is subject to multiple closing conditions, including the certain regulatory approvals and the approval of the Company’s unit holders and REG’s shareholders, among other conditions. In the event that any one or more of the conditions to closing are not satisfied or any event giving rise to a party’s right to terminate the agreement arises, the consolidation transaction may not close and the Company will have to evaluate other alternatives to cope with its financial difficulties. Furthermore, the longer that the consolidation transaction closing or termination is delayed, the greater the Company’s liquidity constraints will likely become and the more difficult it may become for the Company to find suitable alternatives.
Unit holder approval of the Company’s dissolution, liquidation and winding up is not a condition to the closing of the Company’s proposed consolidation with REG. Unit holder approval of the Company’s dissolution, liquidation and winding up is not a condition to the closing of the proposed consolidation of the Company’s business and operations with REG under REG Newco, Inc. and, accordingly, it is possible that the Company could remain in existence indefinitely following a future successful closing of the consolidation transaction. Although REG Newco, Inc. has agreed to pay for certain mutually agreeable ongoing costs for a period of up to six months following the closing of the consolidation transaction, there is no guarantee that the Company will obtain the requisite unit holder approval during such time period. In such event, the Company would not have any active business operations or assets (other than REG Newco stock to be issued as part of the consolidation transaction) to support any ongoing costs which it may incur as part of its continuing existence.
We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results. We account for the impairment of long-lived assets to be held and used in accordance with ASC Topic 360. In accordance with ASC Topic 360, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. At September 30, 2009 the carrying amount of our fixed assets is $34.7 million. In determining if there has been an impairment, we have projected future cash flows assuming that we are able to obtain sufficient working capital to operate our plant until the planned merger and our expectations related to the extension of the blenders credit and favorable RFS 2 legislation. If conditions or events change and we have to reconsider our plans, the projected cash flows could change requiring the assets to be adjusted to the estimated fair value. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
We do not have sufficient working capital to engage in ordinary biodiesel production. We expect to continue operating on an as-needed basis for toll processing orders for the foreseeable future. We do not expect to have sufficient working capital on hand in the foreseeable future to acquire feedstock to produce biodiesel other than pursuant to a toll processing arrangement, which generally shifts the risk of feedstock costs and biodiesel prices to the other party but do not guarantee us any minimum biodiesel toll processing orders. It is also uncertain whether we will maintain sufficient funds to cover the non-feedstock costs of production associated with biodiesel production under toll processing arrangements. Our inability to engage in ordinary biodiesel production for biodiesel sales contracts may have an adverse effect on our ability to generate revenues. Our lack of working capital could also adversely affect our ability to operate profitably even pursuant to tolling arrangements, which could reduce the value of our members’ investments.

We have a limited operating history. We organized our company in March 2005 and commenced production of biodiesel at our plant in April 2007. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short amount of time. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these “RISK FACTORS.” Many of these factors are outside of our control. There is no assurance that our future financial performance will improve. If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.
We have a history of losses and may not ever operate profitably. For our fiscal years ended September 30, 2009 and 2008, we incurred a net loss of $7,923,496 and $2,414,438, respectively. There is no assurance that we will be successful in our efforts to operate the biodiesel plant or that we will be able to operate profitably. The biodiesel industry is experiencing volatile feedstock prices, decreasing demand and lower biodiesel prices. Market conditions may continue to result in a situation where the costs of producing biodiesel are more than the price we receive for biodiesel. Decreased demand for biodiesel may also impair our ability to enter into tolling arrangements for biodiesel production. If unfavorable market conditions persist, we may have to continue to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
We could be forced to consider filing for bankruptcy protection in the event that economic conditions and our liquidity problems do not improve. Various biofuels companies across the company have filed for bankruptcy, which is likely due in part to the unfavorable economic climate and market conditions. We are currently experiencing liquidity problems due in large part to our lack of working capital and available credit, decreased biodiesel demand, and lack of biodiesel sale contracts. We anticipate operating at significantly below our nameplate production capacity for the first several quarters of 2010 due to these factors. We expect that most, if not all, of any biodiesel production during such periods will be pursuant to tolling arrangements. Although we currently anticipate consolidating our business and operations with those of REG under a newly formed holding company, REG Newco, Inc., there can be no assurances that such consolidation transaction will ever close. If our current liquidity problems persist and we are unable to generate sufficient revenues from the sale of our biodiesel or tolling arrangements, we may have to consider bankruptcy as an option to cope with our financial difficulties. This would reduce or eliminate the value of our members’ investment in the Company.
We are currently in default of our agreement with Jasper County, Iowa. Jasper County, Iowa constructed certain sewer improvements for our plant site pursuant to a private redevelopment agreement which obligates us to pay Jasper County for the total cost of improvements constructed by Jasper County in the event of our default under the agreement. We are currently in default under this agreement due to our failure to pay property taxes due September 30, 2009. We also failed to timely file an annual report required under the agreement. Accordingly, if Jasper County elects to declare an event of default, we would be obligated to pay approximately $745,000. In such event, we would not likely have sufficient funds to pay this amount and this would have a material adverse effect on our ability to operate and generate revenues, and our members could lose all or some of their investment.
We have defaulted in the payment of property taxes due as of September 30, 2009. The Company failed to pay property taxes in the amount of approximately $130,000 due and payable on September 30, 2009. As of December 15, 2009 the Company had still not yet paid such property taxes. The Company’s delinquent property tax payment amount will accrue interest until satisfied in full, which will be added to the unpaid balance of such property taxes. The Company’s failure to pay property taxes could result in a tax judgment and/or lien being filed against the property which could hinder the Company’s ability to transfer property to third parties in the future, including as part of the Company’s proposed consolidation transaction with REG. Additionally, if the Company continues to fail to pay its delinquent property taxes, the Company’s property may be subject to a tax sale under Iowa law. If the property is not redeemed within the period required by Iowa law and the delinquent property tax amount remains unpaid, the purchaser in the tax sale may be able to initiate foreclosure proceedings on the Company’s property. This would adversely affect the Company’s ability to operate and could cause the business to fail.
Our business is not diversified. Our success depends largely on our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue. If we are forced to continue to operate at significantly less than our nameplate capacity or cease operations at our biodiesel plant for any reason, our ability to produce revenue will be adversely affected and our members could lose some or all of their investment.

Our business is sensitive to demand for biodiesel and glycerin. Our results of operations and financial conditions are significantly affected by the demand for our biodiesel and glycerin. For the 2009 fiscal year, we operated at approximately only 17% of our nameplate production capacity due in part to decreased demand for biodiesel. Due to market forces, as well as our ongoing liquidity concerns, we expect to continue to operate substantially below our production capacity in the 2010 fiscal year, although we expect that most, if not all, biodiesel production in the foreseeable future will be pursuant to tolling arrangements. If demand for biodiesel remains low or decreases further, we will likely continue to operate at less than full capacity. If we operate at less than full capacity for a sustained period of time, our ability to generate revenues will be adversely affected.
Our business is sensitive to feedstock costs. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock when we engage in ordinary biodiesel production. Biodiesel production at our plant requires significant amounts of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the costs of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. As a result, increased feedstock cost may result in decreased profits. If we experience a sustained period of high or volatile feedstock costs, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant. We also expect that competition for feedstock from other biodiesel producers may increase our cost of feedstock and harm our financial performance and reduce our profits. Any inability to obtain adequate quantities of feedstock at economical prices will result in increased costs and result in increased losses.
We are in competition with REG, our plant manager and product marketer, which could place us at a competitive disadvantage and cause a conflict of interest for REG. We have contracted with REG for management, feedstock procurement and marketing services for our plant. We are highly dependent upon REG to procure our inputs and market our products. We are also highly dependent upon REG’s experience and relationships in the biodiesel industry and its knowledge regarding the operation of the plant, as REG was also the design-builder of our plant. Further, if our plant should fail to operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facilities in Ralston, Iowa and Houston, Texas and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG, our current plant manager and product marketer, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facilities and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant and marketing our products. Although we have entered into a MOSA with REG for management and marketing services, there is no assurance that REG’s performance of these services is not, or will not be, compromised by its own biodiesel production operations.
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
We may engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on commodities in the biodiesel production process, such as soybean oil and home heating oil. Hedging activities themselves can result in increased costs because price movements in soybean oil contracts, home heating oil contracts, and other commodity contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, home heating oil and other commodities. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant. If we realize losses with respect to our derivative instruments, our net loss could increase.
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
Risks Related to Operation of the Biodiesel Plant
We depend on key suppliers, whose failure to perform could force us to abandon our business, hinder our ability to operate profitably or decrease the value of our units. We are highly dependent upon REG’s experience and relationships in the biodiesel industry and its knowledge regarding the operation of the plant. Further, if our plant does not continue to operate to the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG may not be able to address such deficiency in an acceptable manner. Failure to do so could cause us to cease production of biodiesel, either temporarily or permanently, which could damage our ability to generate revenues and reduce the value of our units.
We are highly dependent upon REG to procure our inputs and market our products. If REG does not perform its obligations pursuant to our MOSA we may be unable to specifically enforce our agreement which could negatively affect the value of our units. Our reliance on REG may place us at a competitive disadvantage. Our reliance on REG is of particular concern given that REG owns and operates biodiesel plants near Ralston, Iowa and Houston, Texas, and previously announced its desire to increase biodiesel production through additional wholly-owned and third-party managed biodiesel plants. This means that REG and its affiliates are competitors for many aspects of our business including: feedstock procurement, biodiesel marketing, management services and employees.

REG has provided notice of its intent to terminate the MOSA. On April 7, 2009, we received written notice of REG’s intent to terminate the MOSA on or about May 1, 2010. Although REG has indicated it may consider entering into a new mutually agreeable agreement with us, it is likely that the terms of any such new agreement would be less favorable to us than those in our current MOSA. If our consolidation with REG does not close and we do not renegotiate a new agreement with REG, we may be unable to enter into agreements with a new plant manager or suitable product marketers or supplier at all or on favorable terms. We will likely be highly dependent upon any new manager or product marketer we may hire and if they do not adequately perform their duties, or if we cannot find a new marketer or manager, we will likely experience increased losses and our business may fail.
Changes in production technology could require us to commit resources to updating the biodiesel plant or could otherwise hinder our ability to compete in the biodiesel industry or to operate at a profit. We expect advances and changes in the technology of biodiesel production to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. The plant is a single-purpose facility and likely has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. The value of our units could decline if changes in technology cause us to operate the plant at less than full capacity for an extended period of time or cause us to abandon our business. Further, more efficient technologies might be developed in the future that we cannot implement that would allow our competitors to produce biodiesel in a more cost effective manner than us.
Risks Related to Biodiesel Industry
The economic recession and tightening of credit markets has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The collapse of various major financial institutions and the federal government’s bailout and takeover of troubled financial institutions and corporations over the past year have caused economic upheaval in the United States and abroad. The United States is currently in an economic recession and credit markets remain constricted. We believe that these economic factors have contributed to a decrease in demand for fuel in general, including biodiesel, which may persist throughout all or parts of fiscal year 2010. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel remains low or declines further, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
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
The EPA’s recent findings that soy-based biodiesel does not meet the requirements under the RFS to reduce greenhouse emissions could reduce demand for soy-based biodiesel and reduce our profitability. The EPA recently issued findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40% to 50% when compared to conventional biodiesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. If the EPA implements final rules providing that soy-based biodiesel does not count towards the RFS, demand for biodiesel made from soy oil will likely be reduced. If animal fat-based biodiesel demand increases as a result, animal fat prices may increase to the extent that we cannot produce animal fat-based biodiesel profitably. The results could significantly harm our revenues and financial performance and reduce the value of your investment.

The decline in crude oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price for biodiesel is correlated to the price for diesel, as biodiesel is used primarily as a diesel additive. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by crude oil prices. The global economic downturn has resulted in a rapid decline in crude oil and diesel prices. In November 2008, crude oil prices fell to their lowest level in more than three years, dropping below $50 a barrel, down from approximately $150 a barrel in July 2008. Currently crude oil prices are approximately $75 per barrel. Additionally, average retail diesel prices declined by approximately 40% from July 2008 until December 2008, since that time diesel prices have risen slightly. If crude oil and diesel prices remain low or decline even further, biodiesel prices will also likely remain low or decline further. This could make it difficult for us to produce and sell biodiesel at a profit and you could lose some or all of your investment as a result.
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. In 2008, approximately 700 million gallons of biodiesel were produced in the United States, according to the National Biodiesel Board. Our biodiesel plant alone could produce almost 4% of the 2008 domestic production if we operated at our annual nameplate production capacity. The National Biodiesel Board estimates the current dedicated U.S. biodiesel production capacity of existing biodiesel plants as of June 22, 2009 (the latest date for which information is available) is approximately 2.69 billion gallons per year. Further, plants under construction and expansion as of June 22, 2009, if completed, are expected to result in another 427.8 million gallons of annual U.S. biodiesel production capacity, for total annual production capacity of approximately 3.12 billion gallons. Thus the current annual production capacity of existing plants far exceeds 2008 annual biodiesel consumption, and will likely far exceed 2009 biodiesel consumption. As production capacity increases, our competition with other biodiesel producers for the sale of our products increases, especially if there is not a corresponding increase in demand for biodiesel. Many biodiesel plants do not operate at full capacity due to the discrepancy between annual domestic biodiesel consumption and annual U.S. biodiesel production capacity, among other factors. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy, which may be due in part to an increase in national excess production capacity without a corresponding increase in biodiesel demand in combination with the worsening economic conditions. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, we may be forced to suspend production at our plant and the value of your units could be decreased or eliminated.
Excess capacity in the biodiesel industry may cause increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant requires significant amounts of soybean oil and other inputs. If overproduction of biodiesel occurs, we will face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.
Excess production of glycerin, a co-product of the biodiesel production process, may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. The Jacobsen Company reported average glycerin prices of 5 to 6 cents in December 2009. However, if the price of glycerin declines, our revenues will be adversely affected and we could even be forced to pay to dispose of our glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.
The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase. As more plants are developed and go into production, and as more existing plants expand their production capacities, there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profit margins. If we experience a sustained period of high feedstock costs, such pricing may significantly decrease or eliminate our profit margins. Furthermore, REG currently owns and operates two biodiesel plants and has also announced its desire to increase biodiesel production through wholly-owned and third-party managed biodiesel plants. This means that our plant manager and product marketer, REG and its affiliates, are competitors for a limited supply of feedstock.

The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs, such as soybean oil. We also expect to compete with plants that are capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of the inputs. Such competition could result in lower prices for biodiesel, which would adversely affect our ability to generate profits and adversely affect our financial obligations.
Risks Related to Biodiesel Production
Declines in the demand for and prices of biodiesel and its primary co-product will have a significant negative impact on our financial performance. When we are able to engage in ordinary biodiesel production, our revenues will be greatly affected by the price at which we can sell our biodiesel and its primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, the price of diesel fuel, level of government support and continuation of government incentives and tax credits (including the blenders’ tax credit), and the availability and price of competing products, and domestic and global economic conditions. The total production capacity of biodiesel continues to expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.
We believe that the recent U.S. recession and global financial market turmoil may also depress biodiesel demand and prices. We expect that we will operate below our nameplate capacity throughout our fiscal year 2010. If we continue to operate at less than full capacity, this would have a negative impact on our revenues.
In addition, increased biodiesel production has lead to increased supplies of co-products from the production of biodiesel, such as glycerin. These increased supplies have led to lower prices for glycerin. If the price of glycerin declines, our revenue from glycerin may substantially decrease. Increased expenses and decreased sales prices for our products will result in decreased revenues.
Because of volatile soybean oil prices, we may use alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. We may produce some of our biodiesel from corn oil that we obtain from ethanol plants or other sources. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Furthermore, unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. This tends to cause a waxy substance to build-up in the process equipment during the production process. The technology utilized by the ethanol plant which extracts the corn oil may also cause the suitability of the corn oil for the biodiesel production process to vary. These characteristics could cause corn oil to be less desirable than other types of feedstock. Furthermore, special technologies may be necessary to pretreat corn oil for utilization in the biodiesel production process. Accordingly, our use of alternative feedstocks such as corn oil may require us to make modifications to our equipment, purchase new equipment or repair equipment that could unexpectedly be damaged by the use of different feedstocks. There may be disadvantages to the use of corn oil as a feedstock of which we are not yet aware. If as a result of the unique characteristics of alternative feedstocks like corn oil the demand or price we are able to receive for biodiesel produced from such feedstocks is less than what we can receive for biodiesel produced from other types of feedstock, our revenues could be negatively affected.

Our business is sensitive to feedstock costs and the availability of adequate supplies of feedstock. Changes in the cost and availability of our feedstock may hinder our ability to generate revenue and reduce the value of our units. Our results of operations and financial condition are significantly affected by the cost and supply of feedstock when we are engaged in ordinary biodiesel production. Changes in the cost and supply of feedstock are subject to and determined by market forces over which we have no control. REG has agreed to procure adequate quantities of feedstock for our plant at competitive prices. We still pay for our feedstock when engaging in ordinary biodiesel production, however, and may be required to pay varying prices for it. Because there is little or no correlation between the cost of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. We cannot pass along increased feedstock costs to our biodiesel customers because in order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Therefore, biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profitability. If we experience a sustained period of high feedstock costs, such costs may reduce our ability to generate positive margins and our profit margins may significantly decrease or be eliminated, which could decrease or eliminate the value of our units.
If we are forced to continue to temporarily cease operating our biodiesel plant, we might not be able to meet our current liabilities and our losses may be increased. Our plant has not been continuously operating during the past fiscal year due to our liquidity concerns, decreased biodiesel demand and lack of sales contracts. If we are forced to temporarily cease operations at our biodiesel plant for sustained periods of time, either due to our inability to sell the biodiesel we are producing, feedstock costs, our lack of working capital and available credit, defects in our equipment at the plant, elimination or reduction of governmental incentives or tax credits, violations of environmental law, or any other reason, our ability to produce revenue would be adversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant continues to cease production for sustained periods of time, we will not generate significant revenue and we might not be able to pay our debts as they become due. If the plant is forced to cease to operate for enough time, we might not be able to re-start operations at the plant and our members could lose some or all of their investment.
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
Competition from other diesel fuel lubricity additives for ultra low sulfur diesel may be a less expensive alternative to our biodiesel, which would cause us to lose market share and adversely affect our ability to generate revenues. The Environmental Protection Agency (“EPA”) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel available for retail sale since October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could adversely affect our ability to generate revenues.
Risks Related to Our Financing Plan
We are in default under our financing agreements. We have undertaken significant borrowings to finance the construction of our biodiesel plant. We have failed to make any payments of principal required under our financing agreements since January 2009, which constitutes an event of default. Although we have made all payments of interest required under our financing agreements as of September 30, 2009, there can be no assurance that we will be able to continue satisfying future interest payments. Our financing agreements require the Company to maintain minimum levels of working capital, tangible net worth and tangible owner’s equity, as well as a fixed charge coverage ratio. As of our year ended September 30, 2009, we failed to comply with all such covenants, which also constitutes an event of default. These defaults have led to our auditor raising doubt about our ability to continue as a going concern, as expressed in Note 9 to the accompanying financial statements. For so long as we remain in default under our financing agreements, our lender may elect to exercise any one or more remedies provided by the financing agreements and applicable law, which include acceleration of the principal and interest payments due under our financing agreements or foreclosure on the lender’s mortgage and security interests in all of our assets. Such actions would have a material adverse impact on our operations and could cause our business to fail. Accordingly, our members could lose some or all of their investment in the Company in the event we continue to be in default under our financing agreements.

We may be unable to obtain additional credit or raise capital to fund our operations. We have exhausted all of the funds available under our debt facilities and we do not have further commitments for additional credit from any lender. Subsequent to the period covered by this report, our former $2,000,000 revolving line of credit matured in October 2009, but we have failed to repay the amounts outstanding or otherwise enter into a renewal or extension of such revolving line of credit. Our failure to repay the principal and interest amounts outstanding on our revolving line of credit on the maturity date constitutes an event of default under our financing agreements with our senior lender. We are experiencing liquidity problems due to our lack of available credit and working capital, our lack of biodiesel sales contracts and decreased biodiesel demand. We are currently operating pursuant to tolling arrangements under which we are not responsible for purchasing feedstock for biodiesel production; however, our lack of funds may make it difficult to even continue operating in this capacity. We expect that the current economic recession, along with our continuing default under our financing agreements and our auditor’s doubts about our ability to continue as a going concern, may make it difficult for us to obtain additional credit from our current lender or other lenders or to otherwise raise capital. If we are unable to obtain additional credit facilities or acquire additional capital to fund our operations, we may be forced to temporarily or permanently shut down our plant and our members could lose some or all of their investment.
Our auditor has raised doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in the accompanying financial statements, we have generated significant losses for the 2009 fiscal year and have experienced significant increases in our input costs and undertaken significant borrowings to finance the construction of our biodiesel plant. These liquidity issues, along with our continuing defaults under our financing agreements, raise doubts about our ability to continue as a going concern. See Note 9 to the financial statements. Moreover, our long-term debt is classified as a current liability due to our auditor’s doubts about our ability to continue as a going concern, as GAAP requires long-term debt to be listed as a current liability when a company has such a going concern disclosure. In the event our lender declares a default under our financing agreements and elected to accelerate our payments or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Risks Related to Regulation and Governmental Action
The EPA’s delay in issuing RFS2 rules implementing the 500 million gallons biomass-based diesel blending requirements may hinder stimulation of demand for biodiesel that may have otherwise been created by the 2007 amendments to the RFS program. The Energy Independence and Security Act of 2007 (“EISA”) amended the Renewable Fuel Standard program originally created by the Energy Policy Act of 2005 by increasing the amount of biofuels that are required to be blended into the national diesel pool annually through 2022 (“RFS2”). EISA created a biodiesel mandate requiring that 500 million gallons of biomass-based diesel fuel be used in on-road fuel in 2009, increasing to 1 billion gallons in 2022. However, in November 2008, the EPA announced that the 500 million gallons of biomass-based diesel required by EISA would not have to be blended into U.S. fuel supplies in 2009. The EPA indicated that this is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA RFS2 biomass-based diesel mandate. The EPA issued proposed rules to implement the RFS2 in May 2009; however, as of the date of this report, no final rules have been issued. The EPA’s delay in implementing these rules may hinder any growth in biodiesel demand that may have otherwise been created if the RFS2 mandates were in effect. Any future delays in the implementation of the RFS2 biomass-based diesel mandate could cause stagnant biodiesel demand, which could adversely affect our ability to generate profits.
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the Volumetric Ethanol Excise Tax Credit (“VEETC”), also known as the “blenders’ tax credit”, which provides a tax credit of $1.00 per gallon of biodiesel. The blenders’ tax credit is set to expire on December 31, 2009 and there can be no guarantees that Congress will act to extend the tax credit beyond this date. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry, including the blenders’ tax credit, could significantly reduce the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. The loss or reduction of the blenders’ tax credit would make it more costly or difficult to produce and sell biodiesel and we could be forced to take significant cost savings measures or temporarily or permanently cease production at our plant. Demand for biodiesel tolling, which is the only way which we anticipate producing biodiesel in the foreseeable future, could also be reduced significantly. If federal biodiesel tax incentives, including the blenders’ tax credit, are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.

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
Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. We expect that one or more employees or associates of REG will continue to advise our directors. We anticipate REG to continue to be involved in substantially all material aspects of our operations. We have entered into a MOSA with REG under which REG acquires feedstock and the basic chemicals necessary for our operation, and to perform the sales and marketing functions for our plant. It is possible that REG may purchase more of our units. There is no assurance that our arrangements with REG are as favorable to us as they could have been if obtained from unaffiliated third parties. In addition, because of the extensive roles that REG has in the operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. Such conflicts of interest may increase our losses and reduce the value of our units and could result in reduced distributions to investors.
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
We are not in compliance with the job creation requirements of our agreement with the Iowa Department of Economic Development and members may receive a reduction in the amount of investment tax credit available to be claimed over the life of such tax credit. Under our agreement with the Iowa Department of Economic Development (“IDED”), we were eligible to receive a refund of a portion of the sales tax paid in connection with the construction of our facility and our members were eligible to receive certain investment tax credits upon the condition that we create and maintain a certain number of jobs. However, we fell short of such requirements by approximately 14% and, accordingly, the Iowa Department of Revenue has notified that Company that an amount equal to 14% of the investment tax credit available to be claimed by our members should be deducted from the remaining portion of the tax credit available to members over the remainder of the life of such tax credit. This will result in a reduction in the amount of tax credit available to members. The Company is also obligated to repay approximately 14% of the sales tax refunds received by the Company pursuant to its agreement with IDED, plus accrued interest, which will adversely affect the Company’s ability to manage its ongoing liquidity problems.

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
We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of $7,923,496 as of our fiscal year ended September 30, 2009. We do not anticipate that our board of directors will be declaring distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
ITEM 2. PROPERTIES
Our property consists primarily of our biodiesel plant and the real estate upon which the plant sits near Newton, Iowa in Jasper County. The plant is located on an approximately 35 acre rural site located north of Newton, Iowa approximately 4.75 miles from Interstate 80. We commenced construction of the plant at our site in June 2006 and completed construction in April 2007. Our plant has capacity to produce a total of 30 million gallons of biodiesel per year. The plant’s address is 3426 East 28th Street North. The site is near the main line of the Iowa Interstate Railroad line, which provides rail access to the plant. We have entered into an industrial track agreement with the Iowa Interstate Railroad for the use, operation, and maintenance of track to serve the plant. See “Distribution of Principal Products” under “Item 1. BUSINESS” above.
The plant consists of the primary buildings and improvements listed below, which are in good working condition:
•	Principal office building

•	Processing building

•	Pretreatment building

•	Loading/receiving building

•	Storage warehouse

•	Storage tank farm
Substantially all of our property, real and personal, serves as the collateral for our debt facilities with our senior lender, including our term loan, term revolving loan and revolving line of credit. We are currently in default under our financing agreements for our debt facilities and, accordingly, our senior lender could elect to foreclose on its security interest in our property or take any one or more other remedies to which it is entitled under our financing agreements or applicable law. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for information regarding our debt facilities and our defaults under our financing agreements.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On August 19, 2009, we held our 2009 Annual Meeting of Members for the purpose of electing three Group I directors to serve for a term of three years. Votes were solicited in person and by proxy. The three persons identified below were nominated by the Company’s board of directors to fill the open director positions. Each of the three nominees previously served as directors prior to the 2009 Annual Meeting. The three director nominees elected to serve on our board of directors for their respective terms, and the votes cast for each such nominee, were as follows:

	For	Against	Abstain
James Johnston	8,957	371	372
Craig Hamilton	9,170	210	320
Don Huyser	9,270	190	240
There were no broker non-votes with respect to this proposal.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. This service has been designed to comply with federal tax laws and IRS regulations concerning qualified matching services, as well as state and securities laws. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a public reporting company, we will continue to make information about the Company publicly available on our website. Only one sale transaction has been completed pursuant to the Company’s qualified matching service since its establishment. This transaction occurred in the first quarter of fiscal year 2008 and the sale price was $1,200 per unit. No such transactions occurred during the 2009 fiscal year.
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
Unit Holders
As of December 15, 2009, we had 567 unit holders of record and 26,672 units issued and outstanding.
Distributions
We have not declared or paid any distributions on our units. Under our amended and restated operating agreement, our board of directors has discretion over the timing and amount of distributions to our unit holders, subject to the covenants contained in our debt financing agreements and any restrictions imposed by law. However, our amended and restated operating agreement provides that the board of directors will endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our financing documents with our lender restricts our ability to declare or pay dividends. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”
Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Central Iowa Energy are authorized for issuance.
Sale of Unregistered Securities
We did not make any sales of equity securities that were unregistered during the fiscal year ended September 30, 2009.
Repurchases of Equity Securities
Neither we nor anyone acting on our behalf has repurchased any of the Company’s outstanding units.
ITEM 6. SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended September 30, 2009. This discussion should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2009.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “ITEM 1A. RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us may include:
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

•
The closing, or the failure to close, of the transaction contemplated by the Second Amended and Restated Asset Purchase Agreement entered into by the Company with REG and certain other parties affiliated with REG;

•	Our ability to obtain the requisite unit holder vote to liquidate, dissolve and wind up if our proposed consolidation with REG is approved by the unit holders and successfully closes;
•	Our defaults under other material agreements, including our agreement with Jasper County, Iowa and the Iowa Department of Economic Development;
•	Our ability to generate profits;
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

Overview
Central Iowa Energy, LLC was formed as an Iowa limited liability company on March 31, 2005. References to “Central Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Central Iowa Energy, LLC. We own and operate a 30 million gallon per year biodiesel production plant near Newton, Iowa. We have been engaged in the production and sale of biodiesel and its primary co-product, glycerin, since April 2007. Our plant is capable of producing biodiesel from both vegetable oil, including soybean oil and corn oil, and animal fats. Our facility is also capable of pretreating crude vegetable oils, including soybean oil and corn oil, and animal fats. Pursuant to our Management and Operational Services Agreement (“MOSA”) with Renewable Energy Group, Inc. (“REG”), REG is required to manage our plant, acquire feedstock and chemicals necessary for the plant’s operation, sell and market our products and perform certain administrative functions in exchange for a fixed fee per gallon of biodiesel produced at our plant. On April 7, 2009, REG provided the Company with twelve months written notice of its intent to terminate the MOSA. We expect the MOSA will terminate on or about May 1, 2010. Due to our significant reliance on REG for the management of our plant, the procurement of our inputs, and the sale and marketing of our biodiesel, this could have a material adverse affect on our ability to operate and generate revenues in the event we are not able to negotiate a new MOSA with REG or enter into an agreement for similar services with another third party and we do not close on our proposed consolidation transaction with REG. During the fiscal year ended September 30, 2009 we paid only $58,512 under the MOSA, and no amounts were payable under the MOSA as of September 30, 2009 due to the fact that for most of the 2009 fiscal year we did not produce biodiesel other than pursuant to a toll processing agreement entered into with an entity affiliated with REG. Under the toll processing agreement, the per gallon fixed fee provided for in the MOSA that is typically applicable to each gallon of biodiesel produced at our plant does not apply to the gallons of biodiesel produced under the toll processing agreement.
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
We incurred a net loss of $7,923,496 for the fiscal year ended September 30, 2009. We are currently experiencing liquidity concerns due to our lack of working capital, our failure to generate significant funds from operations, and the unavailability of additional short-term financing and credit. For the fiscal year ended September 30, 2009, we produced a total of approximately 5,014,686 gallons of biodiesel, of which 3,988,292 gallons of biodiesel were produced pursuant to our tolling arrangement with an affiliate of REG and 1,026,394 gallons of biodiesel were produced pursuant to ordinary biodiesel sales contracts. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (or 2,500,000 gallons per month), we produced biodiesel at approximately 17% of our production capacity for the fiscal year ended September 30, 2009.
We only engaged in ordinary biodiesel production in October and November 2008; for the remainder of the 2009 fiscal year, our only biodiesel production was pursuant to a toll processing agreement with REG Marketing & Logistics, LLC (“REG Marketing”), an entity affiliated with REG, pursuant to which REG Marketing has the right to order from the Company the production of biodiesel meeting certain specifications and yield requirements from certain types of feedstock supplied by REG Marketing, in exchange for which we are entitled to receive a fixed fee per gallon of biodiesel produced. The term of this toll processing agreement will continue until March 30, 2010 and will continue thereafter month-to-month unless terminated by either party at least one month in advance of the termination date. However, the toll processing agreement does not guarantee that we will receive any minimum amount of biodiesel orders. Approximately 80% of all biodiesel produced during our fiscal year ended September 30, 2009 was pursuant to our tolling agreement with REG Marketing; the other 20% was produced pursuant to ordinary biodiesel sales contracts.

For the first quarter of fiscal year 2010, we anticipate that we will continue to operate at or below approximately 40% of our nameplate production capacity. We do not currently have any open biodiesel contracts and we therefore expect that most, if not all, of our biodiesel production during the first quarter of 2010 will be pursuant to the toll processing agreement with REG Marketing or similar arrangements, although there can be no assurances that we will obtain any orders pursuant to such tolling arrangements.
We previously entered into a toll processing agreement with an entity affiliated with REG for the pre-treatment processing of corn oil from time to time, for which we will receive a fixed fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing. Throughout the fiscal year 2009, we also from time to time pretreated feedstock for another REG network plant on a tolling basis. We may continue to operate under this same or similar arrangements throughout the 2010 fiscal year, although there can be no assurances that we will obtain any orders pursuant to such tolling arrangements.
We expect to continue operating on an as-needed basis for toll processing orders for the foreseeable future until general biodiesel demand increases and our liquidity situation has improved. We do not expect to have sufficient working capital on hand in the foreseeable future to acquire feedstock to produce biodiesel other than pursuant to a toll processing arrangement, which generally shifts the risk of feedstock costs and biodiesel prices to the other party. It is also uncertain whether we will maintain sufficient funds to cover the non-feedstock costs of production associated with biodiesel production under toll processing arrangements. Decreased demand for biodiesel, our failure to obtain biodiesel purchase contracts or toll processing orders and our lack of working capital may continue to have a material adverse affect on our ability to generate revenues.
Proposed Consolidation with REG
On November 20, 2009 we entered into a Second Amended and Restated Asset Purchase Agreement with REG, REG Newco, Inc., a Delaware corporation (“Newco”), and REG Newton, LLC, a wholly-owned subsidiary of Newco and an Iowa limited liability company (“REG Newton”) (the “Asset Purchase Agreement”) pursuant to which we anticipate consolidating our business and operations with REG under Newco (the “Transaction”). REG currently provides biodiesel plant management, feedstock procurement and product marketing services under our MOSA. REG was also the design-builder of our plant. The proposed consolidation will occur through the acquisition by REG Newton of substantially all of our assets and certain liabilities. The Asset Purchase Agreement also contemplates the potential consolidation under Newco of the business and operations of two other biodiesel plants, Western Iowa Energy, LLC (“WIE”) and Blackhawk Biofuels, LLC (“Blackhawk”).
Under the Asset Purchase Agreement, we will receive in consideration of the Transaction an aggregate of approximately 4,414,345 shares of Common Stock of Newco and 164,197 shares of Preferred Stock of Newco (subject to adjustment for fractional shares) for distribution to our unit holders as provided below. Based on the assumption that the Transaction and the other consolidation transactions involving WIE and Blackhawk close, we will receive in the aggregate approximately 1.20% of the total issued and outstanding shares of Newco Preferred Stock and approximately 11.89% of the issued and outstanding shares of Newco Common Stock. We expect to distribute two percent (2%) of the Newco shares of Common Stock and Preferred Stock to our financial advisor, Houlihan Smith & Company, Inc., for certain financial advisory services rendered to the Company, including services rendered in connection with the Transaction, and we may also be required to distribute, liquidate or hold back additional Newco shares to satisfy any claims or liabilities of the Company that remain outstanding following the close of the Transaction. It is expected that the balance of the Newco shares will be distributed to our unit holders in proportion to their respective positive capital account balances in connection with our anticipated dissolution, liquidation and winding up following the close of the Transaction. We plan to seek unit holder approval of our dissolution, liquidation and winding up at the same meeting we seek unit holder approval of the Transaction; however, such approval is not a condition to closing of the Transaction. If the requisite unit holder approval for our dissolution, liquidation and winding up is not obtained at the time the Transaction is approved by the unit holders, we expect to seek such unit holder approval at a later date, although there can be no assurances that it will be obtained. If the Company has not obtained the requisite unit holder approval prior to closing on the transaction, the Company will receive Newco Stock certificates issued in its name and the Newco Stock will not be distributed to the Company’s unit holders until the dissolution approval has been received. Any shares that we are required to distribute or liquidate in satisfaction of liabilities or claims arising or incurred prior to our dissolution and liquidation will reduce the number of shares of Newco Stock available for distribution to unit holders. Upon receipt of the requisite unit holder approval, we plan to dissolve, liquidate, wind up and terminate our existence as soon as is reasonably practicable after the closing of the Transaction. Until we are dissolved and our existence is terminated, Newco has agreed to pay certain mutually agreeable ongoing costs for a period up to six months following closing of the Transaction. In the event we are not dissolved, liquidated and wound up by the end of this six month period, Newco will be under no obligation to continue to pay for any of our ongoing costs. In the event that the Transaction is approved, but the dissolution, liquidation and winding up is not approved at the same time, the Company could be forced to continue its existence without any ongoing business operations or assets to support any costs or expenses that it may incur as part of its ongoing existence.
The closing of the Transaction is subject to variety of conditions, including without limitation the receipt of the approval of the Transaction by our unit holders and REG’s shareholders and the closing of the proposed REG consolidation with Newco prior to or simultaneously with the Transaction. Closing of the Transaction is not conditioned upon the closing of the WIE or Blackhawk consolidations or upon the Company’s dissolution and liquidation. There can be no assurances that the Transaction will ever close. The foregoing description of the Asset Purchase Agreement is qualified in its entirety by reference to the full text of the Second Amended and Restated Asset Purchase Agreement, which was filed as an exhibit to the Company’s Form 8-K filed on November 23, 2009.
Results of Operations for the Fiscal Year Ended September 30, 2009 and 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended September 30, 2009 and 2008:

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2009		September 30, 2008
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$10,684,528	100.00%	$84,562,559	100.00%
Cost of Goods Sold	14,844,628	138.94%	82,373,776	97.41%
Gross Profit (Loss)	(4,160,100)	(38.94%)	2,188,783	2.59%
Operating Expenses	1,993,762	18.66%	2,420,758	2.86%
Operating (Loss)	(6,153,862)	(57.60%)	(231,975)	(0.27%)
Other (Expense)	(1,769,634)	(16.56%)	(2,182,463)	(2.59%)
Net (Loss)	(7,923,496)	(74.16%)	(2,414,438)	(2.86%)
Revenues
The following table shows the sources of our revenues for the fiscal years ended September 30, 2009 and 2008:

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2009		September 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$6,576,666	61.55%	$71,186,907	84.18%
Glycerin, Fatty Acid and Soap Stock Sales	1,214,440	11.37%	3,926,966	4.65%
Toll Processing Service Fees	1,703,162	15.94%	0	0.00%
Federal Incentives	1,190,260	11.14%	9,448,686	11.17%

Total Revenues	$10,684,528	100.00%	$84,562,559	100.00%

Revenues from operations for the fiscal year ended September 30, 2009 totaled $10,684,528 compared with $84,562,559 for the fiscal year ended September 30, 2008. Total revenues were significantly lower for the fiscal year ended September 30, 2009 compared to the same period in 2008 due to reduced biodiesel production, decreased biodiesel demand, decreased biodiesel sales contracts, and our production of biodiesel almost exclusively under tolling arrangements for the fiscal year ended September 30, 2009. Under tolling arrangements, we produce biodiesel using feedstock supplied by the party ordering biodiesel production. The other party pays for the feedstock and we pay for the other costs of production, receiving a fixed fee per gallon of biodiesel produced. We may also from time to time pretreat or process feedstock pursuant to similar tolling arrangements. We produced approximately 75% less biodiesel for the fiscal year ended September 30, 2009 (taking into account production under tolling arrangements) compared to the fiscal year ended September 30, 2008.
The portion of our revenues for the fiscal year ended September 30, 2009 relating to biodiesel sales reflects the sale of biodiesel inventory during fiscal year 2009 that was produced early in the 2009 fiscal year or during periods prior to the 2009 fiscal year. Although biodiesel sales represents the largest component of our revenues for the fiscal year ended September 30, 2009, we only actually produced biodiesel pursuant to ordinary biodiesel sales contracts in October and November 2008; for the remainder of the fiscal year ended September 30, 2009 we did not produce any biodiesel other than pursuant to our tolling arrangements with REG Marketing. This is a significant contrast to fiscal year 2008, in which we solely engaged in ordinary biodiesel production pursuant to biodiesel sales contracts.
The second largest component of our revenues for the fiscal year ended September 30, 2009 came from toll processing service fees, as compared to the same period in 2008 in which we earned no revenues from toll processing services. Under biodiesel tolling arrangements, we only receive a fixed fee per gallon of biodiesel produced, and we do not receive a variable price per gallon that fluctuates based on prevailing biodiesel prices. We expect to continue operating on an as-needed basis for toll processing orders for the foreseeable future, as we do not expect to have sufficient working capital on hand in the foreseeable future to acquire feedstock to produce biodiesel other than pursuant to a toll processing arrangement.
The expiration of the blenders’ tax credit on December 31, 2009 could adversely impact our ability to profitably produce and sell biodiesel, whether pursuant to ordinary biodiesel contracts or tolling arrangements. The loss or reduction of the blenders’ tax credit will make biodiesel production more costly and make it less competitive with petroleum-based biodesel. Demand for biodiesel tolling, which is the only way which we anticipate producing biodiesel in the foreseeable future, could also be significantly reduced if the tax credit is not renewed or its benefits are reduced. We could be forced to take significant cost savings measures or temporarily or permanently cease production at our plant in the event that Congress does not act to renew or extend the blenders’ tax credit in 2010. The loss or reduction of the blenders’ tax credit would likely decrease our ability to generate revenues.
Under our biodiesel tolling agreement with REG Marketing, we are entitled to retain the byproducts of biodiesel production, including glycerin (subject to the payment of certain by-product payments). Accordingly, we continue to sell these by-products from time to time, along with any inventory of such by-products from biodiesel production in early fiscal year 2009 or periods prior to the period covered by this report. This is the reason why the sale of glycerin, fatty acids and soap stock continues to be a component of our revenues despite our shift to production of biodiesel pursuant to tolling arrangements in the fiscal year ended September 30, 2009.
Under tolling arrangements, the other party ordering biodiesel production is typically entitled to receive the federal incentive payments associated with such production. The $1,190,260 in federal incentives included in our revenues for the fiscal year ended September 30, 2009 relates to federal incentive payments receivable in connection with our sales of B99 biodiesel inventory that we produced in the first two months of fiscal year 2009 or during periods prior to the period covered by this report. The $8,258,426 decrease in federal incentives from the fiscal year ended September 30, 2008 to the fiscal year ended September 30, 2009 is reflective of our decrease in ordinary biodiesel production and our shift to production of biodiesel almost exclusively pursuant to tolling arrangements.

Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price for diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. According to the USDA’s Weekly Ag Energy Round-Up report, the average price for B100 biodiesel in Iowa for the week of December 18, 2009 was approximately $3.20 to $3.46 per gallon. However, according to the Energy Information Administration, the average diesel price for the Midwest was approximately $2.75 as of December 7, 2009, which is lower than the price per gallon for biodiesel. Demand for biodiesel has been and will likely continue to be reduced as a result of this price difference. The price disadvantage of biodiesel will be even greater if the $1.00 blenders’ tax credit is not renewed or extended beyond its expiration date of December 31, 2009. Additionally, current economic conditions have resulted in decreased demand for biodiesel and other fuels. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing biodiesel at profitable prices. Moreover, demand for biodiesel typically decreases even further in the winter months because blenders decrease their biodiesel blend percentages due to cold flow concerns. We expect these trends to continue for our 2010 fiscal year. Decreased demand for biodiesel may negatively impact our ability to profitably produce and/or sell biodiesel, either pursuant to biodiesel tolling arrangements or ordinary biodiesel sales contracts.
Moreover, the EPA recently issued preliminary findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the Renewable Fuel Standard (“RFS”). If these findings are implemented into the proposed revisions to the RFS (“RFS2”) such that soy-based biodiesel is not counted toward the RFS, demand for our biodiesel and our tolling services could be reduced as a result. Additionally, RFS2, which would have required the blending of 500 million gallons of biomass-based diesel for 2009, was delayed by the EPA’s previous extension of the comment period to September 25, 2009. As of the date of this report, no final rules for RFS2 have been issued by the EPA and it is still uncertain whether soy-based biodiesel will count towards the RFS under the anticipated new rules. The EPA previously indicated that it intended to issue the RFS2 rules by the end of 2009; however, as of the date of this report, no final rules have been so issued. Demand for biodiesel may also be harmed by the European Commission’s decision to extend anti-subsidy and anti-dumping tariffs on U.S. biodiesel imported into Europe through 2014, which has significantly increased the price at which U.S. biodiesel producers will be able to sell biodiesel in European markets, thereby likely significantly reducing overall demand for biodiesel produced in the U.S.
Cost of Goods Sold
The primary components of cost of goods sold from the production of biodiesel are typically raw materials (soybean oil, animal fats, corn oil, methanol and other chemicals), energy (natural gas and electricity), labor and depreciation on process equipment.
Cost of goods sold for our products for the fiscal year ended September 30, 2009 was $14,844,628 which is a significant decrease from $82,373,776 for the fiscal year ended September 30, 2008. This decrease is a result of a 91% decrease in biodiesel sales volume experienced for the fiscal year ended September 30, 2009 as compared to the same period for 2008 and our shift from ordinary biodiesel production in fiscal year 2008 to production of biodiesel in fiscal year 2009 almost exclusively under tolling arrangements.
Under biodiesel tolling arrangements, the other party supplies the feedstock at its own cost and we typically pay for the other costs associated with biodiesel production. Most of the costs for which we are responsible under tolling arrangements are fixed costs rather than variable costs, such as feedstock costs, and such variable costs are typically the greatest cost component associated with ordinary biodiesel production. Because of this difference and our shift from ordinary biodiesel production to biodiesel production almost exclusively pursuant to toll processing arrangements, our cost of goods sold and gross profits for the fiscal year ended September 30, 2009 and 2008 are not comparable.

The following table shows the components of our cost of goods sold for the fiscal year ended September 30, 2009 and 2008:

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2009		September 30, 2008
Component of Cost of Goods Sold	Amount	Percent	Amount	Percent
Feedstock and Chemical Inputs	$10,474,038	70.6%	$72,137,199	87.6%
Plant Wages and Salaries	1,014,896	6.8%	1,216,125	1.5%
Utilities	1,117,104	7.5%	1,997,029	2.4%
Fees-Procurement, Operation Management	15,398	0.1%	401,937	0.5%
(Gain) Loss on Derivative Financial Instruments	(1,171,039)	(7.9%)	2,117,833	2.6%
Depreciation	2,567,102	17.3%	2,550,512	3.0%
Freight	300,875	2.0%	1,170,431	1.4%
Maintenance, Supplies and Other Expenses	526,254	3.6%	782,710	1.0%

Total	$14,844,628	100%	$82,373,776	100%

Feedstock typically makes up the greatest cost component of biodiesel production, but biodiesel toll processing arrangements generally shift the risk of variable feedstock costs to the other party. For the fiscal year ended September 30, 2008, feedstock costs and other chemical input costs account for approximately 88% of our cost of goods sold. However, during the fiscal year ended September 30, 2009 in which we operated almost exclusively pursuant to tolling arrangements (other than in October and November 2008), the primary components of our cost of goods sold were the cost of sales of biodiesel inventory produced in the first two months of the 2009 fiscal year or during periods prior thereto, chemical inputs, depreciation, plant wages and salaries and utilities. We expect that any biodiesel production in the first quarter of fiscal year 2010 will be primarily or exclusively pursuant to tolling arrangements with other third parties. Accordingly, we expect that fixed and overhead costs such as depreciation, labor costs and utilities, along with chemical inputs, will continue to comprise a large part of our cost of goods sold for the first quarter of our 2010 fiscal year and that variable feedstock costs will not significantly impact our cost of goods sold.
Prices for feedstock can be volatile. According to the USDA’s National Weekly Ag Energy Round-Up report, the price for crude soybean oil in Iowa for the week of December 18, 2009 ranged from 34.89 cents to 37.34 cents per pound, up slightly from the 27.20 cents to 29.70 cents per pound range posted for the same week a year ago. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. According to the USDA’s December 11, 2009 Oil Crops Outlook report, estimated average lard and edible tallow prices for November 2009 were 30.07 cents and 29.65 cents per pound respectively, down from the August 2008 average high prices of 32.20 and 34.14 cents per pound, respectively. Based on recent trends, we expect that cost of goods sold on a per-gallon of biodiesel sold basis may decrease or stay the same for the 2010 fiscal year with regard to any biodiesel that is not produced pursuant to a toll processing agreement. We expect that feedstock prices will remain volatile, however, throughout the 2010 fiscal year, as domestic and global economic conditions and commodities affect pricing.
For the fiscal year ended September 30, 2009, we experienced a $1,171,039 net gain related to our derivative instruments. This hedging net gain consisted of a realized gain of $1,241,595 and a reduction to unrealized gains of $70,556 as the Company’s positions were liquidated and gains were realized. We experienced a $2,117,833 net loss during the fiscal year ended September 30, 2008 related to our derivative instruments.
Operating Expenses
Operating expenses for the fiscal year ended September 30, 2009 totaled $1,993,762 as compared to operating expenses of $2,420,758 for the same period in 2008. This decrease in operating expenses is the result of a $336,016 increase in professional fees which was offset by a $763,012 reduction in general and administrative expenses. In light of our reduced production and biodiesel output the Company has trimmed costs where possible, which has resulted in the decrease in general and administrative expenses. Our increase in professional fees is primarily related to legal fees incurred in connection with the proposed Transaction.
Other Income (Expenses)
Our other expenses for the fiscal year ended September 30, 2009 totaling $1,769,634 were 16.56% of our revenues. This expense resulted primarily from interest expense totaling $1,783,935, which is down from $2,182,463 for the fiscal year ended September 30, 2008. The decrease in interest expense is a result of a drop in the interest rates applicable to our credit facilities and a reduction in the average balance outstanding of our credit facilities. We received $14,319 in interest income for the fiscal year ended September 30, 2009.

Changes in Financial Condition
The following table highlights the changes in our financial condition from September 30, 2008 to September 30, 2009:

	September 30, 2009	September 30, 2008
Current Assets	$941,934	$10,476,632
Current Liabilities	$26,020,150	$29,787,038
Members’ Equity	$9,519,628	$17,443,124
Current Assets. Current assets totaled $941,934 at September 30, 2009 down from $10,476,632 at September 30, 2008. The decrease during this period is in part a result of a significant decrease in inventory from $7,776,472 at September 30, 2008 to $226,871 at September 30, 2009 stemming from our significant decrease in production levels and shift to production of biodiesel pursuant to tolling arrangements. Further, trade account receivables in the amount of $161,974 at September 30, 2009 was significantly less than the amount of trade account receivables of $1,200,587 at September 30, 2008. This decrease in trade accounts receivables is primarily due to the decrease in biodiesel sales for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008.
Current Liabilities. Current liabilities totaled approximately $26,020,150 at September 30, 2009, down from approximately $29,787,038 at September 30, 2008. The decrease of $3,766,888 during this period resulted primarily from reduced accounts payable due to our decrease in biodiesel production and due to the reduction in our outstanding debt, including our term loan and our revolving line of credit. Due to the going concern opinion contained in Note 9 to the financial statements, all long-term debt has been classified as current. Our line of credit was due on October 13, 2009, however, as of the date of this report we have not yet repaid the $550,000 that was outstanding as of September 30, 2009, nor have we formally extended or renewed the agreement.
Members’ Equity. Total members’ equity as of September 30, 2009 was $9,519,628, down from $17,443,124 as of September 30, 2008. The decrease in total members’ equity is a result of our net loss realized during the period.
Cash Flows
Cash Flow from Operating Activities. Net cash flow provided by operating activities for the fiscal year ended September 30, 2009 totaled $3,507,793. This was the result of an operating loss of $7,923,496, non-cash items of $2,723,677, and a $8,707,612 increase in working capital components. The working capital component increase is primarily due to a reduction in inventory and receivables during the fiscal year ended September 30, 2009.
Cash Flow from Investing Activities. Net cash flow used in investing activities for the fiscal year ended September 30, 2009 totaled $503,378, which was primarily related to an increase in our restricted cash balance due to our senior lender’s requirement of a pledge of a certificate of deposit as collateral for our irrevocable line of credit which secures our loan from the Iowa Department of Economic Development.
Cash Flow from Financing Activities. Net cash used in financing activities for the fiscal year ended September 30, 2009 totaled $3,284,384, which was the result of payments totaling $2,450,000 on our revolving line of credit, which were made in connection with the reduction in our maximum line of credit amount and in order to reduce the borrowing base on our line of credit, and the payment of $834,384 on our long-term debt with our lender.
Liquidity and Capital Resources
Short Term and Long-Term Debt Financing Sources
We currently have a term loan, term revolving loan and revolving line of credit outstanding with our current lender, AgStar Financial Services, PCA (“AgStar”), which purchased the interests of our former lender, F & M Bank — Iowa, in such loans and related financing agreements.

Our $22,000,000 term loan with AgStar accrues interest at a variable base rate equal to the LIBOR Rate plus 325 basis points. The LIBOR Rate is generally defined as the One Month London Interbank Offered Rate reported on the 10th day of the month preceding each interest period by the Wall Street Journal in its daily listing of money rates, defined therein as the average of interbank offered rates for dollar deposits in the London market. We are required to make equal monthly payments of principal and interest on the term loan until the maturity date on May 1, 2012, at which time any outstanding and unpaid principal, interest or other charges owing under the term loan will be due and payable. The principal payments are equal to an amount that fully amortizes the outstanding principal balance of the term note over a period not to exceed 10 years, together with accrued interest on the term loan. As of the fiscal year ended September 30, 2009, there was a principal balance of $18,616,731 on the term loan. We have failed to make any principal payments required under our term loan since January 2009, from which date we have only made payments of interest. As of September 30, 2009, we were current on all required payments of accrued interest on our term loan. Failure to make payments required on our term loan is an event of default under our financing agreements with our lender. We have failed to cure our default arising from our failure to make principal payments when due.
Advances under our term revolving loan with AgStar, up to the amount of $5,000,000, may be used for cash and inventory management purposes. We pay interest on the term revolving loan each month. The term revolving loan bears interest at a rate equal to the LIBOR Rate plus 325 basis points. The term revolving loan will mature on May 1, 2012. On the maturity date, any outstanding and unpaid principal, interest and other charges owning thereunder will be due and payable. As of the fiscal year ended September 30, 2009, we had drawn the full $5,000,000 on the term revolving loan and do not have any additional credit available thereunder.
In October 2008 our lender extended us a $2,000,000 revolving line of credit. As of September 30, 2009, $550,000 was outstanding on our line of credit. Since December 2008, we were out of compliance with our borrowing base requirements with respect to our revolving line of credit, which constitutes an event of default that we failed to cure. Our revolving line of credit loan accrued interest at a rate equal to the LIBOR Rate plus 400 basis points. Interest payments were required to be made monthly and any outstanding and unpaid principal, interest or other costs owing under the line of credit was due and payable on October 13, 2009. However, as of the date of this report, we had not paid the principal balance outstanding on the line of credit, which constitutes a default under our financing agreements. We have also not formally extended or renewed our revolving line of credit.
We have exhausted the credit available under our debt facilities, as no amount remains available under our term revolving loan. We are unable to draw on the additional $1,450,000 under our $2,000,000 revolving line of credit due to the fact that we are out of compliance with the applicable borrowing base requirements. We do not have further commitments for additional credit facilities from any lender. There is no assurance that we will be able to obtain other sources of short-term financing. The current U.S. economic recession and the ongoing credit crisis have created an unfavorable credit environment that may make it more difficult to obtain additional debt facilities. Unfavorable conditions in the biodiesel industry, including decreased demand, increased competition and decreasing biodiesel prices, may also limit our ability to obtain additional debt financing.
In connection with our financing agreements, we executed a mortgage and a security agreement in favor of F&M Bank, whose interests have been acquired by our current lender, AgStar, granting a security interest in all of our assets, including without limitation our real estate, our plant, fixtures located on our property, any rent or income we might receive in connection with the use or occupancy of our land, and all of our personal property. This security interest secures our obligations under the financing agreements, including the term loan, the revolving term loan, and the revolving line of credit loan.
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
We are also required to comply with certain financial covenants and ratios contained in our financing agreements, including the maintenance of certain levels of “working capital, “tangible net worth” and “tangible owner’s equity” (as each of those terms is defined in our financing agreements). We are also required to maintain a “fixed charge ratio” (as that term is defined in our financing agreements) of not less than 1.25 to 1.00. As of September 30, 2009, we were in default under our financing agreements for failure to satisfy all of the loan covenants and ratios with which we are obligated to comply. Our failure to comply with these covenants and ratios constitutes an event of default under our financing agreements and we have failed to cure such defaults. Our lender has not waived our failure to comply with these loan covenants and ratios.

We have received multiple written notices of default from AgStar indicating that it is entitled to take any one or more remedies to which it is entitled under our financing agreements and applicable law. Our continuing default under our financing agreements has resulted in our lender’s imposition of a 2% increase in the interest rate applicable to our debt facilities, which has been in effect since approximately July, 2008. For so long as we continue to be in default under our financing agreements, our lender will also be entitled to take any one or more remedies afforded to the lender under our financing agreements, including, without limitation:
•	acceleration of the unpaid principal balance under the financing agreements and all accrued interest thereon and all other amounts payable thereunder;
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

•	any and all other rights and remedies afforded to our lender applicable law or equity.
Our lender’s exercise of any one or more of the foregoing remedies would have a material adverse impact on the Company’s financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shut-down of our plant. This could cause our members to lose all of their investment in the Company.
Although our lender has refrained from exercising its other rights and remedies under the financing agreements as of the date of this report (other than the imposition of a default interest rate), there can be no assurance that our lender will continue to forbear from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. Our continuing default has caused doubts about our ability to continue as a going concern. See Note 9 to the financial statements accompanying this report.
We are currently experiencing liquidity problems due to the lack of cash being generated from our continuing operations and our lack of available credit. We do not currently believe that our cash flow from continuing operations will alone be sufficient to fund our operations over the next twelve months. If we are unable to obtain sufficient capital, credit or short-term financing to cover the cost of our future operations and improve our liquidity, we may have to temporarily or permanently cease operations at our plant. Accordingly, our members could lose some or all of their investment in the Company. Please also see “Overview — Proposed Consolidation With REG” for a description of a Second Amended and Restated Asset Purchase Agreement we entered into on November 20, 2009 providing for the consolidation of our business and operations with those of REG, and potentially two other biodiesel production facilities, under a newly formed holding company. If the consolidation is consummated, we intend to liquidate, dissolve, and wind up as soon as is reasonably practicable after receipt of the requisite unit holder approval for the same, and to distribute as part of our liquidation the Newco Stock received in consideration of the Transaction to our unit holders, less the number of shares we are required to distribute to our financial advisor, Houlihan Smith & Company, Inc., for certain financial advisory services rendered in connection with the Transaction and to satisfy any other outstanding claims or liabilities of the Company that may remain or arise following closing of the Transaction. However, the closing of the consolidation is subject to numerous conditions and there is no assurance that the Transaction will ever close. We do not expect to distribute any Newco Stock to our unit holders until the Company has received the requisite unit holder approval for the Company’s dissolution, liquidation and winding up.

Agreements with Governmental Entities
Agreement with Iowa Department of Economic Development
We entered into a loan agreement with the Iowa Department of Economic Development (“IDED”) for a total of $400,000, $300,000 of which is a zero interest loan and $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in sixty monthly installments of $5,000. As of September 30, 2009, we owed approximately $215,000 to IDED. To receive a permanent waiver of the forgivable loan, the Company must meet certain conditions, including the creation and maintenance of 14 full-time equivalent jobs which pay qualifying wages. In September 2009, however, the Company received a written notice of default from IDED specifying that the Company fell short of satisfying its job creation obligation as of the measurement date specified in the IDED agreement by creating only 12 full-time equivalent jobs, which constitutes a 14% deficiency and renders the Company ineligible for a full waiver of the forgivable loan amount. IDED notified the Company that due to its job creation shortfall, an amount equal to 14% of the forgivable loan amount (or $14,000), plus accrued interest at the rate of 6% from the date of disbursement of funds, is immediately due and payable by the Company. The Company has been advised that the amount which it is obligated to repay, with accrued interest, will be amortized into the monthly payments for the remaining life of the zero-interest loan payable to IDED. These loans are secured by a $400,000 irrevocable standby letter of credit for the benefit of IDED issued by Bank Iowa on account of the Company; however, the Company was required to pledge to Bank Iowa a $400,000 certificate of deposit as collateral for the letter of credit.
Under our agreement with IDED, we were further eligible to receive a refund of a portion of the sales tax paid in connection with the construction of our facility and our members were eligible to receive approximately $2,350,000 in tax incentives and assistance pursuant to IDED’s High Quality Job Creation Program. Pursuant to this program, our members may claim an investment tax credit up to 5% of certain qualifying expenditures directly related to new jobs created and maintained as a result of our business, provided that certain conditions are met. The Company’s failure to create and maintain the requisite number of jobs, however, has resulted in the Company’s obligation to repay 14% of the sales tax refunds received by the Company, plus accrued interest, for a total of approximately $75,920 due as of September 30, 2009. In September 2009, the Company accrued the $75,920 liability upon receiving a notice from the Iowa Department of Revenue seeking to collect such amounts. Furthermore, the Iowa Department of Revenue has notified the Company of its proposal that an amount equal to 14% of the investment tax credit available to be claimed by the Company’s members be deducted from the remaining portion of the tax credit available to members over the remainder of the life of such tax credit. This may result in a deduction in the amount of the tax credit available to members.
Private Redevelopment Agreement with Jasper County
Pursuant to a private redevelopment agreement dated November 21, 2006 between the Company and Jasper County, Jasper County agreed to construct certain sewer improvements for the Company’s plant site, which improvements were to be financed through the issuance of bonds or notes. In return for Jasper County’s construction of these improvements, the Company was obligated under the agreement to construct a 30,000,000 gallon per year biodiesel plant having a total investment amount of at least $38,000,000 and to create at least 20 new full-time jobs at the Company’s plant and maintain such jobs until June 30, 2015. The private redevelopment agreement provides that in the event of the Company’s default, the Company could be required to pay Jasper County for the total cost of improvements constructed by the County, or approximately $745,000. In connection with the private redevelopment agreement, the Company was obligated to enter into an assessment agreement with Jasper County to establish a minimum actual value of the Company’s property and related improvements for the purpose of calculating and assessing the Company’s real property taxes. The Company is currently in default of the private redevelopment agreement due to its failure to timely pay property taxes as required by the agreement. As of December 15, 2009, the Company had not paid its most recent property tax installment in the amount of approximately $130,000, which was due September 30, 2009, plus accrued interest. Furthermore, the Company failed to timely file with Jasper County an annual report required by the agreement, but which report was subsequently filed after the filing deadline. The Company has not received notice from Jasper County declaring an event of default under the agreement or otherwise indicating that it intends to pursue any remedies against the Company, including requiring the Company repay the cost of the sewer improvements. However, in the event that Jasper County elects to seek repayment of such improvement costs, the Company will not likely have available cash on hand to pay such obligation, which could have a material adverse effect on the company’s ability to continue to operate.

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
For the fiscal year ended September 30, 2009 we recognized a net gain of $1,171,039 on our derivative instruments. This is due primarily to realized gains on our hedging positions taken with respect to home heating oil and soybean oil. There is currently no futures market for biodiesel. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we entered into certain derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel.
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
As of September 30, 2009, the Company did not have any outstanding derivative contracts due to its almost exclusive operation under tolling arrangements for the fiscal year ended September 30, 2009 and its intent to continue to operate in such a manner through the first quarter of the fiscal year ended September 30, 2010.
Distribution to Unit Holders
As of September 30, 2009, the board of directors of the Company had not declared any dividends.
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
Derivative Instruments and Hedging Activities
Current accounting guidance requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soy oil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements that would be required if they were considered derivative instruments.

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
Recently Adopted Accounting Standards
The content included in ASC Topic 825, related to Interim Disclosures about Fair Value of Financial Instruments became effective for interim reporting periods ending after June 30, 2009, and it did not have a material impact on our financial position or results of operations. ASC Topic 825, requires disclosures about fair value of financial instruments in interim and annual financial statements.
Effective with the quarter ended June 30, 2009, we adopted ASC Topic 855, Subsequent Events and it did not have a material impact on our financial position or results of operations. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. GAAP recognized by the FASB applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76. The adoption of SFAS 168 did not have a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Central Iowa Energy, LLC
We have audited the balance sheets of Central Iowa Energy, LLC as of September 30, 2009 and 2008, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Iowa Energy, LLC as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations and has experienced significant increases in the input costs for its products. This has created liquidity issues and caused the Company to be in violation of its bank debt covenants and there is no assurance that such violations will be waived which together raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assessment of the effectiveness of Central Iowa Energy, LLC’s internal control over financial reporting as of September 30, 2009 included in Item 9AT of the 10-K and, accordingly, do not express an opinion thereon.
/s/ McGladrey & Pullen LLP
Davenport, Iowa
December 28, 2009

CENTRAL IOWA ENERGY, LLC
Balance Sheets

	September 30,	September 30,
	2009	2008

ASSETS

Current Assets
Cash and equivalents	$410,540	$690,509
Due from broker	75	218,680
Trade accounts receivable — related party, less allowance for doubtful accounts of $1,021,916 and none in 2009 and 2008, respectively	161,974	1,200,587
Federal incentive receivable	1,063	457,218
Prepaid expenses	141,411	62,610
Derivative instruments	—	70,556
Inventories	226,871	7,776,472

Total current assets	941,934	10,476,632

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,748,111	32,593,225
Construction in process	—	47,083

	41,098,125	40,990,322
Less accumulated depreciation	6,365,941	3,798,838

Net property and equipment	34,732,184	37,191,484

Other Assets
Financing costs, net of amortization	150,472	307,046
Restricted cash	460,188	—

Total other assets	610,660	307,046

Total Assets	$36,284,778	$47,975,162

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$23,977,472	$24,811,856
Revolving line of credit	550,000	3,000,000
Accounts payable	515,732	1,111,983
Accounts payable — related party	487,660	423,041
Accrued interest payable	110,094	162,146
Accrued expenses	379,192	278,012

Total current liabilities	26,020,150	29,787,038

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(14,329,492)	(6,405,996)

Total members’ equity	9,519,628	17,443,124

Total Liabilities and Members’ Equity	$36,284,778	$47,975,162

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Statement of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

Revenues
Sales to related party	$9,494,268	$75,113,873
Federal incentives	1,190,260	9,448,686

	10,684,528	84,562,559

Cost of Goods Sold	14,844,628	82,373,776

Gross Profit (Loss)	(4,160,100)	2,188,783

Operating Expenses
Professional fees	607,931	271,915
General and administrative	1,385,831	2,148,843

Total	1,993,762	2,420,758

Operating Loss	(6,153,862)	(231,975)

Other Income (Expenses)
Interest income	14,301	38,945
Interest (expense)	(1,783,935)	(2,221,408)

Total	(1,769,634)	(2,182,463)

Net Income (Loss)	$(7,923,496)	$(2,414,438)

Weighted Average Units Outstanding	26,672	26,672

Net Loss Per Unit — Basic and Diluted	$(297.07)	$(90.52)

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Statement of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

Cash Flows from Operating Activities
Net loss	$(7,923,496)	$(2,414,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,723,677	2,627,221
Change in assets and liabilities
Due from broker	218,605	107,392
Accounts receivable	1,038,613	(41,403)
Other receivable	456,155	592,044
Inventories	7,549,601	(1,859,720)
Prepaid expenses	(78,801)	23,423
Derivative instruments	70,556	(790,038)
Accounts payable	(596,245)	73,529
Accrued expenses	101,180	190,574
Accrued interest payable	(52,052)	(41,946)

Net cash provided by (used in) operating activities	3,507,793	(1,533,362)

Cash Flows from Investing Activities
Capital expenditures	(43,190)	(76,688)
Sales tax refund from equipment purchases	—	461,517
Increase in restricted cash	(460,188)	—

Net cash provided by (used in) investing activities	(503,378)	384,829

Cash Flows from Financing Activities
Proceeds (payments) on revolving line of credit, net	(2,450,000)	1,400,000
Proceeds from long-term debt	—	400,000
Payments for long-term debt	(834,384)	(2,229,683)

Net cash used in financing activities	(3,284,384)	(429,683)

Net Decrease in Cash	(279,969)	(1,578,216)

Cash and cash equivalents – Beginning of Period	690,509	2,268,725

Cash and cash equivalents – End of Period	$410,540	$690,509

Supplemental Disclosure of Cash Flow Information,
Cash payments for interest, net of amount capitalized	$1,835,987	$2,186,645

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditure reimbursement included in accounts payable	$64,613	$—

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Statement of Changes in Members’ Equity (Deficit)

			Membership
		Member	Units Earned But	Retained	Total Members’
	Member units	Contributions	Not Issued	(Deficit)	Equity

Balance — September 30, 2007	26,672	23,849,120	—	(3,991,558)	19,857,562

Net (loss)	—	—	—	(2,414,438)	(2,414,438)

Balance — September 30, 2008	26,672	23,849,120	—	(6,405,996)	17,443,124

Net (loss)	—	—	—	(7,923,496)	(7,923,496)

Balance — September 30, 2009	26,672	$23,849,120	$—	$(14,329,492)	$9,519,628

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPAL BUSINESS ACTIVITY – Central Iowa Energy, LLC, (an Iowa Limited Liability Company) was organized with the intentions of developing, owning and operating a 30 million gallon biodiesel manufacturing facility near Newton, Iowa. The Company commenced operations in April 2007.
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
FEDERAL INCENTIVE PAYMENTS AND RECEIVABLES – Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.
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
During the quarter ended December 31, 2008 a customer defaulted on a fixed price contract for the delivery of 500,000 gallons of biodiesel. In accordance with the terms of the contract the penalty for not accepting delivery of the product is computed based on the difference between the contract price and the market value of the product on the date of the default. The Company is currently going through arbitration in accordance with the terms of the contract to collect the $1,021,916 shortfall. While the Company believes that the amount is due under the terms of the contract, due to the uncertainty surrounding the outcome of the arbitration proceeding and the financial viability of the customer the entire balance has been reserved. Sales for the year ended September 30, 2009 have been reported net of this allowance.
The Company’s policy is to charge simple interest on trade receivables past due balances. Accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at September 30, 2009.
INVENTORIES – Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
DERIVATIVE INSTRUMENTS – The Company accounts for derivative instruments and hedging activities in accordance with Accounting Standards Codification (ASC) Topic No. 815, Derivatives and Hedging. ASC 815 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from ASC 815 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of ASC 815.
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
The following amounts have been included in cost of goods sold for the year ended September 30, 2009 and 2008:

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

Realized gain/(loss)	$1,241,595	$(2,907,871)
Change in unrealized gain/(loss)	(70,556)	790,038

Net gain (loss)	$1,171,039	$(2,117,833)

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
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the years ended September 30, 2009 or 2008.
RESTRICTED CASH – Restricted cash consists of a certificate of deposit totaling approximately $400,000 and an escrow account totaling approximately $60,188 at September 30, 2009. These funds have been restricted for purposes in accordance with the terms of a loan agreement with a third party lender. As of September 30, 2009 and 2008 there are no other bank or legal restrictions regarding cash.
FINANCING COSTS – Financing costs and loan origination fees are stated at cost and are amortized using the effective interest method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended September 30, 2009 and 2008 was $156,574 and $76,709, respectively.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
FAIR VALUE OF FINANCIAL INSTRUMENTS – The estimated fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying value of cash and equivalents, due from broker, receivables and accounts payable approximates the fair value because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair value of the derivate instruments is based on quoted prices in active exchange-traded or over-the-counter markets.
The Company follows the guidance set forth in the FASB Codification Topic 820 for assets and liabilities recognized at fair value on a recurring basis. Topic 820 establishes a framework for measuring fair value and requires enhanced disclosures about assets and liabilities carried at fair value.
As defined in Topic 820, fair value is the price that would be received to sell and asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as commodity derivative contracts listed on the Chicago Board of Trade.
Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.
Level 3 – Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial transmission rights.
As of September 30, 2009, the Company did not have any assets or liabilities which would require disclosure.
DEFERRED GRANT FINANCING – Pursuant to a private redevelopment agreement dated November 21, 2006, Jasper County agreed to construct sewer improvements for the Company’s biodiesel project site. The agreement authorizes the County to finance these improvements through the issuance of bonds or notes. In return for these improvements, the Company was required to construct a thirty million gallon per year biodiesel plant requiring a total investment of at least $38,000,000 and to create at least twenty new full-time jobs at our plant and maintain such jobs until June 30, 2015. Also, the Company was required to enter into an assessment agreement with Jasper County to establish a minimum actual value of our property and related improvements for the purposes of the calculation and assessment of our real property taxes. In the event of default the Company would be required to pay the County for the improvements. For financial statement purposes the costs of the improvements have been capitalized in land improvements and the obligation will be shown as a long-term liability until the obligation is reduced or expires.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS – The content included in ASC Topic 825, related to Interim Disclosures about Fair Value of Financial Instruments became effective for interim reporting periods ending after June 15, 2009 and it did not have a material impact on the Company’s financial position or results of operations. ASC Topic 825, Interim Disclosures about Fair Value of Financial Instruments require disclosures about fair value of financial instruments in interim and annual financial statements.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
Effective with the quarter ended June 30, 2009, the Company adopted ASC Topic 855, Subsequent Events and it did not have a material impact on its financial position or results of operations. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”), which became effective for financial statements issued for interim and annual periods ending after September 15, 2009. Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of the effective date, the Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76. The adoption of SFAS 168 does not have a material impact on our financial position or results of operations.
NOTE 2: INVENTORIES
Inventories consist of the following as of September 30, 2009 and 2008:

	2009	2008
Raw materials	$162,086	$1,895,423
Work in process	—	140,398
Finished goods	64,785	5,740,651

Total	$226,871	$7,776,472

NOTE 3: MEMBERS’ EQUITY
The Company was formed on March 31, 2005 to have a perpetual life. The Company has one class of membership unit with each unit representing a pro rata ownership interest in the Company’s capital, profit, losses and distributions.
NOTE 4: RELATED PARTY TRANSACTIONS
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. The Company pays a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. Total fees expensed under the agreement for the year ended September 30, 2009 and 2008 were approximately $59,000 and $1,129,715, respectively. The agreement will renew annually unless terminated by either party upon one year’s prior written notice. On April 7, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreement will expire on May 1, 2010. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties.
In November 2008, the Company entered into a Toll Processing Agreement with REG for the delivery of corn oil to the Company for pre-treatment processing. REG agrees to pay the Company a fixed processing fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
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
On November 20, 2009, the Company entered into a Second Amended and Restated Asset Purchase Agreement which supersedes the original Asset Purchase Agreement the Company entered into on May 8, 2009 and the first Amended and Restated Asset Purchase Agreement entered into on August 7, 2009, and pursuant to which the Company anticipates consolidating its business and operations with REG under REG Newco, Inc. (“Newco”), a Delaware corporation. The proposed consolidation will occur through the acquisition by REG Newton, LLC, a wholly-owned subsidiary of Newco, of substantially all of the Company’s assets and certain liabilities (the “Transaction”). The Transaction also provides for REG’s merger with and into a wholly-owned subsidiary of Newco, with REG being the surviving entity (the “REG Merger”). Additionally, two other potential transactions involving REG and Newco are contemplated in the Second Amended and Restated Asset Purchase Agreement: (i) the acquisition by REG Wall Lake, LLC, a wholly-owned subsidiary of Newco, of substantially all of the assets of, and the assumption of certain liabilities of, Western Iowa Energy, LLC, an Iowa limited liability company (“WIE”), and (ii) the merger of REG Danville, LLC, a wholly-owned subsidiary of Newco, with and into Blackhawk Biofuels, LLC, a Delaware limited liability company (“Blackhawk”) with Blackhawk being the surviving entity (together with the REG Merger, the “Common Plan Transactions”). The closing of the REG Merger is a condition to the closing of the Transaction; however, the closings of the other Common Plan Transactions are not conditions to the closing of the Transaction. Accordingly, it is possible that REG may be consolidated under Newco with the business and operations of any one or more of CIE, WIE and Blackhawk.
The Second Amended and Restated Asset Purchase Agreement provides that at the closing of and in consideration of the Transaction, the Company will receive an aggregate of 4,414,345 shares of Common Stock of Newco and 164,197 shares of Preferred Stock of Newco (subject to adjustment for fractional shares). Upon closing of the Transaction and the Common Plan Transactions, the Company will hold in the aggregate approximately 1.20% of the total issued and outstanding shares of Newco Preferred Stock and approximately 11.89% of the issued and outstanding shares of Newco Common Stock. The Company expects to distribute two percent of these Newco shares to its financial advisor for certain financial advisory services rendered in connection with the Transaction and the Company may also be required to liquidate or hold back additional Newco shares to satisfy any creditors of the Company that remain following the close of the Transaction. It is expected that the balance of the Company’s Newco shares will be distributed to the Company’s unit holders in proportion to their respective positive capital account balances in connection with the Company’s anticipated dissolution, liquidation and winding up following the close of the Transaction. The closing of the Transaction is conditioned upon the receipt of certain regulatory approvals, including without limitation the SEC’s approval of Registration Statement on Form S-4 registering the shares of Newco stock issuable in consideration of the Transaction and describing the terms of the proposed consolidations; the approval of the unit holders of the Company of the Transaction; and the approval of the shareholders of REG of the Transaction, among other things. If the Transaction is duly approved by the Company’s unit holders, the Company intends to seek unit holder approval of the Company’s dissolution, liquidation and winding up (if not otherwise obtained in connection with approval of the Transaction) and to thereafter liquidate, windup, dissolve and terminate its existence as soon as practicable following closing of the Transaction. Until the Company is dissolved and its existence is terminated after closing of the Transaction, Newco has agreed to pay certain mutually agreeable ongoing costs related to the Company for a period up to six months following closing of the Transaction.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
NOTE 5: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company was required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note was secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continued to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continued to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. In April 2008, the Company received a notice from the lender that the interest rate increased by 2% due to its default under the loan agreement (See Note 9). In October 2008, the Company entered into a first and second amendment to the amended and restated master loan agreement. Under these agreements, the revolving line of credit was decreased to $2,000,000, the interest rate was amended to be equal to 4% above the LIBOR rate and at no time less than 6%, interest must be paid monthly, the outstanding principal balance and all accrued interest is payable in full in October 2009, the note is secured by an amended and restated mortgage, and the tangible net worth covenant was amended. The Company continues to pay an unused commitment fee on the average daily unused portion at the new rate of 0.50% per annum, payable in quarterly installments. (See Note 6 for covenants) As of September 30, 2009, approximately $550,000 was outstanding under the revolving line of credit.
NOTE 6: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at September 30, 2009 and 2008:

	2009	2008

Mortgage Term Note payable to F & M Bank — Iowa — See details below	$18,616,732	$19,361,401

Iowa Department of Economic Development — See details below	315,000	370,000

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment.	45,740	80,455

	$23,977,472	$24,811,856

Due to the going concern issues addressed in Note 9, the debt has been classified as current.
The estimated maturities of long-term debt at September 30, 2009 are as follows:

2010	$2,339,748
2011	2,294,008
2012	19,208,716
2013	35,000
2014	—
Thereafter	100,000

Total long-term debt	$23,977,472

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
F&M Mortgage and Revolving Term Loan
The term loan requires monthly fixed principal of $186,167 plus interest commencing June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving line of credit agreement as of September 30, 2009.
The agreements provide for several different interest rate options including variable and fixed options (5.53% variable on the term note and revolving line of credit note, as of September 30, 2009). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’s equity, measured quarterly. The notes are secured by essentially all of the Company’s assets. In April 2008, the Company received a notice from the lender that the interest rate would be increased by 2% due to its default under the loan agreement (See Note 9).
The bank note agreements for F&M Bank – Iowa contains restrictive covenants which, among other things, require the Company to maintain minimum working levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. As of September 30, 2009, the Company was in violation of the working capital, tangible net worth, owner equity ratio and fixed charge ratio covenants.
Iowa Department of Economic Development
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 14 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The note is due in monthly installments of $5,000 which began in May 2008. In September 2009, the Company received a notice of default related to the contractual obligations. The Company only created 12 of the 14 jobs required and so pursuant to the terms of the loan agreement, the Company will be subject to certain repayment provisions. A total of $14,000 of the $100,000 forgivable loan will be repaid along with approximately $3,300 of interest penalty. These amounts will be combined with the $220,000 balance of the non-interest bearing loan as of September 30, 2009 and will be repaid over the remaining loan term.
NOTE 7: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the year ended September 30, 2009 and 2008, was $14,464 and $22,875, respectively.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
NOTE 8: COMMITMENTS AND CONTINGENCIES
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
If any governmental supports are modified or removed the Company’s profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders’ tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit will expire on December 31, 2009 subject to any action Congress may take in 2010. The elimination or reduction of tax incentives to the biodiesel industry could likely result in the Company’s inability to produce and sell biodiesel profitably.
NOTE 9: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. From inception to September 30, 2009, the Company has generated net losses of $14,329,492 and experienced significant fluctuations in the costs of the basic product inputs and sales prices. In an effort to increase profit margins and reduce losses, the Company increased its production of animal fat-based biodiesel and decreased its production of soybean oil-based biodiesel, as animal fats are currently less costly than soybean oil. The Company also utilized corn oil as an alternative to soybean oil as much as possible. Furthermore, the Company may scale back the rate at which it produces biodiesel. The Company has also entered into a toll processing agreement with a related party under which the related party may order the Company the production of biodiesel from feedstock supplied by the related party. Under the toll processing agreement, the Company does not pay for the cost of feedstock but does pay for the other costs associated with biodiesel production. There is no minimum amount of tolling orders guaranteed under the toll processing agreement. The expiration of the blender’s tax credit on December 31, 2009, subject to any action that Congress may take in 2010, may materially impair the Company’s ability to profitably produce and sell biodiesel.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. During the period covered by this report, the Company failed to comply with all of the restrictive covenants referenced above. The Company has also failed to make the payments of principal required under its loan agreements with F&M Bank since January 2009. The failure to comply with the loan covenants and the failure to make required principal payments constitute events of default under the Company’s loan agreements. These defaults, along with the anticipated expiration of the blenders’ tax credit on December 31, 2009, raise doubts about whether the Company will continue as a going concern.

CENTRAL IOWA ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
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
On November 20, 2009, the Company entered into a Second Amended and Restated Asset Purchase Agreement with a related party as discussed in Note 4. The related party would acquire substantially all of the Company’s assets, assume certain liabilities and therefore operate the Company’s biodiesel production facilities. The closing of the Second Amended and Restated Asset Purchase Agreement is conditioned upon certain events and if successful, the Company intends to liquidate, windup and dissolve and terminate its existence as soon as practicable following the Company’s receipt of the requisite unit holder approval for the same and closing of the asset purchase transaction. Until the Company is dissolved and its existence is terminated after closing, the acquiring company has agreed to pay certain mutually agreeable ongoing costs related to the Company. Although closing is anticipated to occur in early 2010, there can be no assurances that the transaction contemplated by the Second Amended and Restated Asset Purchase Agreement will ever close.
In the event that the Second Amended and Restated Asset Purchase Agreement fails to close, the Board of Directors may consider pursuing any one or more of the following courses of action;
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
NOTE 10: SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through December 28, 2009, which is the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our chief executive officer, John E. Van Zee, along with our chief financial officer, Kimberly Smith, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009. Based on a review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of September 30, 2009, our internal controls over financial reporting was effective based on such criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting
Our management, including our chief executive officer and our chief financial officer, has reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended September 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Identification of Directors, Executive Officers and Significant Employees
The following table shows the directors, officers and significant employees of Central Iowa Energy:

Name	Current Position with the Company
John E. Van Zee	Director, President and Chief Executive Officer
Kimberly Smith	Chief Financial Officer
James Johnston	Director and Chairman
William J. Horan	Director and Vice Chairman
Don Huyser	Director and Treasurer
Jeremie Parr	Director and Secretary
Craig Hamilton	Director
Scot Farver	Director
Warren L. Bush	Director
Dean Lane	Director
Denny Mauser	Director
William J. Talsma	Director
Derek Winkel	General Manager
The following is a brief description of the name, age, business experience and background of our directors, officers and significant employees.
Executive Officers and Directors
John E. Van Zee, Director, President and Chief Executive Officer – Age 57. Since February 2007, John has served as chief financial officer of the Central Iowa Water Association. From 1985 to 2006, John worked for U.S. Bank as the vice president of the bank’s agricultural loan department where he supervised three employees who handled agricultural loans, farm management, and real estate sales. He also served on the board of directors for the Central Iowa Water Association and has for the past nine years. John has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2010 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He has served as President and Chief Executive Officer of Central Iowa Energy since March 21, 2007. Mr. Van Zee will continue to serve as President and Chief Executive Office until he is replaced by our board of directors.
Executive Officers
Kimberly Smith, Chief Financial Officer – Age 45. Kimberly Smith has served as the Chief Financial Officer of Central Iowa Energy since February 21, 2007. From August 2005 to February 2007, Kimberly was employed at ITWC, Inc. as an accounting assistant where she was responsible for maintaining inventory activity, verifying order fulfillment and issuance of customer invoices, and compiling employee payroll time entries. From September 2003 to July 2005, Kimberly was employed at Starr Dentistry, Inc. as a finance manager. As a finance manager, she performed all accounting functions for the company and was responsible for daily deposit and bank reconciliation, accounts payable, accounts receivable, and payroll analysis. From 1999 to 2006, Kimberly provided consulting and bookkeeping services for a variety of local small businesses in Bruceville, TX and Newton, IA through her own business, Kimberly L. Smith Accounting Services. She is a graduate of Upper Iowa University. Ms. Smith will continue to serve as Chief Financial Officer until she is replaced by our board of directors.

Directors
James Johnston, Director and Chairman of the Board – Age 65. James Johnston owns and operates a livestock and grain farm and has done so for over thirty years. Jim serves on the board of directors for Bohemian Mutual Insurance Company and has since 1989. In addition, he serves on the Jasper County Soil & Conservation Board, having served on that board for nearly twenty years, and is currently serving as chairman, a position which he has held since 1994. He also serves on the Heartland Resource Conservation and Development Board and has since 1984; he served as president of the Heartland Resources Conservation and Development Board from 2003 to 2005. Jim has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2012 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He has also served as Chairman of the Board of Central Iowa Energy since June 30, 2005. Mr. Johnston will continue to serve as Chairman until he is replaced by our board of directors.
William J. Horan, Director and Vice Chairman of the Board – Age 62. William J. Horan has been a farmer for the past thirty-five years. He is also currently a partner in Horan Brothers Agricultural Enterprises in Rockwell City, Iowa. William is the past president of the Iowa Corn Growers Association and sits on the board of directors of Natural Resource Solutions, LLC; Truth About Trade; ISU Research Park Board of Directors; the USDA DOE Technical Advisory Committee; and The Biodiesel Group, LLC. He also sits on the board of three public reporting companies, which include Western Iowa Energy, LLC, which he joined in November 2004; Western Dubuque Biodiesel, LLC, which he joined in November 2005; and Iowa Renewable Energy, LLC, which he joined in April 2005. William has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2011 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He has served as Vice Chairman of the Central Iowa Energy since April 9, 2008. Mr. Horan will continue to serve as Vice Chairman until he is replaced by our board of directors.
Don Huyser, Director and Treasurer – Age 50. Don Huyser owns and operates Huyser Ag, Inc. and has since 1982. Don also serves as vice president of Killduff Feed & Grain, a position which he has had since January 2005. As vice president of Killduff Feed & Grain, Don oversees general business operations and company financing. Don has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2012 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He has served as Treasurer of the Company since April 9, 2008. Mr. Huyser will continue to serve as Treasurer until he is replaced by our board of directors.
Craig Hamilton, Director – Age 59. Craig Hamilton currently serves as the executive director of the Jasper County Economic Development Corporation and has since July 2003. Prior to his economic development work, Craig was employed by Iowa Telecom from September 1999 to June 2003 as the director of community relations. From 1997 to 1999, Craig also served as vice president of the Iowa Area Development Group. Craig has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2012 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Jeremie Parr, Director and Secretary – Age 38. In June 2006, Jeremie joined Trisler Seeds as a district sales manager. From July 2003 to June 2006, Mr. Parr worked for NC+ Hybrids and managed a group of dealers that had annual sales in excess of $500,000. From September 1997 to July 2003, he was employed by Golden Seed Company based in Cordova, Illinois. In 2003, prior to working for Golden Seed, Jeremie was employed as a crop consultant for Prairieview Ag Service and was responsible for the purchase, sales and application of agricultural products. Jeremie has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2010 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He has served as Secretary of Central Iowa Energy since June 30, 2005. Mr. Parr will continue to serve as Secretary until he is replaced by our board of directors.

Scot Farver, Director – Age 50. Scot Farver graduated from Iowa State University in 1984 with a degree in Industrial Engineering. Scot operates Farver True Value, one of the largest True Value stores in the State of Iowa. Scot has been operating Farver True Value since he opened it in 1993. Scot has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2011 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Scot previously served as Treasurer of Central Iowa Energy from June 30, 2005 to April 9, 2008.
Warren L. Bush, Director – Age 61. Warren L. Bush is an attorney licensed in both Iowa and Arizona. Warren serves as a judicial magistrate for the State of Iowa and has for the past 20 years. Warren is also a self-employed attorney practicing out of offices in both Wall Lake and Dunlap, Iowa. He began his law practice in Wall Lake in November 1974 and his law practice in Dunlap in June 1996. Warren serves on the board of directors of The Biodiesel Group, LLC, which he joined in April 2005. He also serves on the board of directors of three public reporting companies, which include Western Iowa Energy, LLC, which he joined in November 2004; Western Dubuque Biodiesel, LLC, which he joined in November 2005; and Iowa Renewable Energy, LLC, which he joined in April 2005. He is also a principal owner of Bush Boys’ Enterprises, LLC, which he joined in April 2004; Bush Boys, Inc., which he joined in May 2004; and Front Row Racing Stable, Ltd., which he joined in September 2004. Warren has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2011 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Dean Lane, Director – Age 56. Dean Lane is currently a farmer and has been farming for over 30 years. His current operation consists of 1,800 acres divided evenly between corn and soybeans. Dean has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2012 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Denny Mauser, Director – Age 61. Denny Mauser is a farmer with a 900-acre operation, including corn, soybeans and popcorn and has farmed in Buena Vista County and Sac County, Iowa since 1973. Denny also manages a cow-calf herd and has since 1982. Currently, Denny serves as president of the Sac County Rural Electric Cooperative and has since July 2000. He is a member of the board of directors of The Biodiesel Group, LLC, which he joined in April 2005. He is also member of the board of directors of three public reporting companies, which include Western Iowa Energy, LLC, which he joined in October 2004; Western Dubuque Biodiesel, LLC, which he joined in November 2005; and Iowa Renewable Energy, LLC, which he joined in August 2005. Denny has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2010 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
William J. Talsma, Director – Age 52. William J. Talsma is a farmer and has been farming for the past twenty-eight years. William is a partner in Talsma Brothers Partnership, a family farming operation which he joined fifteen years ago. Since 2000, he has been a partner in a 7,500 sow farrow-to-finish operation. In 2003, William also became a partner in 1-80 Farms, a family partnership. William has served as a Director of Central Iowa Energy since June 30, 2005. He will continue to serve as director until our 2010 annual meeting of members and until his successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Significant Employees
Derek Winkel, General Manager – Age 33. Derek Winkel has been employed by Renewable Energy Group, Inc., our management and marketing firm and design-builder, as the general manager of Central Iowa Energy since July 2006. Derek was previously employed by Broin Management, LLC as the technical manager of Ethanol2000, LLP from April 2001 to June 2006. As technical manger, Derek was responsible for overseeing the production and operations of a 30 million gallon per year dry-mill ethanol facility. From February 1999 to April 2001, Derek was employed by National Starch and Chemical Co. where he first began as a project engineer and was later promoted to department supervisor. As department supervisor, Derek was responsible for managing a production department with fourteen employees. He is a graduate of Iowa State University.

Director Nomination Procedures for Members
There have not been any material changes to the procedures by which our unit holders may nominate nominees to the Company’s board of directors. Such procedures are described in our current Amended and Restated Operating Agreement.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and Directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, Directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and Directors, all Section 16(a) filing requirements were complied with during the fiscal year ended September 30, 2009.
Code of Ethics
The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. The Company will provide a copy of such code of ethics without charge upon delivery of a request to Central Iowa Energy, LLC, Attn: Derek Winkel, General Manager, 3426 East 28th Street N., Newton, Iowa 50208.
Audit Committee
The board of directors has appointed Warren Bush, Jeremie Parr, and Dean Lane to the Company’s audit committee. The audit committee is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, all of the current members of our audit committee are independent within the definition of independence provided by NASDAQ Rule 5605(a)(2). Rule 5605(c)(2), however, imposes more stringent standards on audit committee members and provides that the audit committee must be composed of at least three members who are independent under Rule 5605(a)(2), meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, have not participated in the preparation of the Company’s financial statements at any time during the past three years, and are able to read and understand fundamental financial statements. Additionally, at least one member must have past employment experiences in finance or accounting, requisite professional certification in accounting, or comparable experience or background. Our audit committee is composed of three members, all of which are independent under Rule 5606(a)(2). However, no member of our audit committee members has past employment experience in finance or accounting as required by Rule 5606(c)(2). Therefore, our audit committee does not fully comply with NASDAQ Rule 5606(c)(2) applicable to audit committee members.
The board of directors has determined that we do not currently have a financial expert serving on our audit committee. We do not have a director that is a financial expert serving on our audit committee because no member of our board of directors, other than John Van Zee, our current President and Chief Executive Officer, has the requisite experience and education to qualify as a financial expert as defined in Item 407 of Regulation S-K. The board of directors intends to consider such qualifications in future nominations to our board of directors and appointments to the audit committee. Due to the fact that none of the directors serving on our audit committee qualifies as a financial expert, in February 2008 the audit committee engaged an advisor, Joy Lane, to advise the audit committee on financial and audit issues on an ongoing as-needed basis. The audit committee believes that Joy Lane would satisfy the requirements of a financial expert, as provided in Item 407 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.
John Van Zee is currently serving as our President and Chief Executive Officer (“CEO”). Kimberly Smith is currently acting as our Chief Financial Officer (“CFO”).
Summary Compensation Table
The following table sets forth all compensation paid or payable by the Company during the last two fiscal years to our President and CEO, John Van Zee. As of September 30, 2009, none of our officers had any options, warrants, or other similar rights to purchase securities of the Company.

			Stock	Option	All Other	Total
	Fiscal	Salary(1)	Awards	Awards	Compensation	Compensation
Name and Position	Year	($)	($)	($)	($)(2)	($)

John Van Zee, President/CEO	2009	600	0	0	3,178	3,778
	2008	600	0	0	3,781	4,381

(1)
Pursuant to a compensation policy approved by the board of directors in April 2007 and which remained in effect for the 2009 fiscal year, John Van Zee, in his capacity as President and CEO of the Company, received compensation in the amount of $50 per month.

(2)
Includes fees earned or paid in cash to John Van Zee in his capacity as director of the Company at the rate of $250 per month. Also includes reimbursement at the standard IRS rate for mileage incurred in connection with services rendered to the board of directors and the Company. See “Director Compensation” below.

Director Compensation
Our board of directors is compensated pursuant to a compensation policy approved by our board of directors in April 2007 and which remained in effect through the fiscal year ended September 30, 2009. Pursuant to this policy, each director receives $250 per month for their services to the board. In addition, directors are reimbursed for mileage at the standard IRS rate and for reasonable expenses associated with their service to the Company and to the board. Each member of the audit committee, executive committee and other committees that may be established by our board of directors from time to time receives an additional $50 per month. The directors may also be entitled to certain additional benefits if certain requirements are satisfied. Directors also receive $100 per half-day and $200 per day for their attendance at pre-approved meetings, including without limitations, certain trade association meetings at which they represent the Company. At the end of each fiscal year, all directors are entitled to an additional benefit of $500 per monthly board meeting attended during the periods in which the Company meets the “Loan Covenant Targets payable” requirement, as defined in our financing agreement with our senior lender. At the end of each fiscal year, all directors are also entitled to an additional benefit of $250 per monthly board meeting attended during the periods in which the Company achieves a 25% return on investment, as that term is defined in our financing agreement with our senior lender. Neither of these thresholds were satisfied and, accordingly, none of our directors received these additional benefits for the fiscal year ended September 30, 2009.
For the fiscal year ended September 30, 2009, the directors have received the following compensation:

		Fees Earned or	Additional
		Paid in Cash(1)	Compensation(2)	Total Compensation
Director	Fiscal Year	($)	($)	($)

Warren Bush	2009	3,600	1,535	5,135
Scot Farver	2009	3,000	67	3,067
Craig Hamilton	2009	3,000	40	3,040
William Horan	2009	3,600	1,180	4,780
Don Huyser	2009	3,600	133	3,733
James Johnston	2009	5,300	5,124	10,424
Dean Lane	2009	3,600	133	3,733
Denny Mauser	2009	3,000	1,518	4,518
Jeremie Parr	2009	4,800	651	5,487
William Talsma	2009	3,000	67	3,067
John Van Zee	2009	3,000	178	3,178

(1)
Includes monthly compensation payable to directors at the rate of $250 per month and monthly compensation payable to members of the audit committee, executive committee or other committees established by the board of directors at a rate of $50 per month. Also includes fees paid for attendance at meetings pre-approved by the board of directors.

(2)	Includes reimbursement for mileage and other reasonable expenses incurred in connection with services rendered to the Company and the board of directors.
Compensation Committee Interlocks and Insider Participation
Our entire board currently acts as our compensation committee. John Van Zee, our President and Chief Executive Officer, is an executive officer of the Company. The ownership interest of Warren Bush, Denny Mauser and William Horan’s in The Biodiesel Group, LLC, an entity which received $450,000 in payments from REG for certain development services rendered and expenses incurred in the development of our plant and other biodiesel projects, may have given these directors an interest in certain transactions between the Company and REG. Please see “Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE — Transactions with REG and Entities Affiliated with REG” for a description of these transactions.
Compensation Committee Report
The entire board currently acts as the Company’s compensation committee. The compensation committee has reviewed and discussed the compensation discussion and analysis contained above with management. Based upon this review and discussion, the compensation committee recommended that the compensation discussion and analysis be included in this annual report on Form 10-K.
Compensation Committee
Warren Bush
Scot Farver
Craig Hamilton
William Horan
Don Huyser
James Johnston
Dean Lane
Denny Mauser
Jeremie Parr
William Talsma
John Van Zee

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
Security Ownership of Certain Beneficial Owners
No person or entity, including our officers and Directors, currently beneficially owns more than 5% of our outstanding membership units.
Security Ownership of Management
As of December 1, 2009, the Company’s directors and executive officers own membership units as follows:

			Amount and
			Nature of
	Name of		Beneficial		Percent of
Title of Class	Beneficial Owner	Position	Owner(1)		Class(2)
Membership Units	John E. Van Zee	President, Chief Executive	230	(3)	0.86%
		Officer, and Director

Membership Units	James Johnston	Chairman and Director	340	(4)	1.27%

Membership Units	William J. Horan	Vice Chairman and Director	320		1.20%

Membership Units	Jeremie Parr	Secretary and Director	150		0.56%

Membership Units	Don Huyser	Treasurer and Director	180	(5)	0.67%

Membership Units	Warren L. Bush	Director	580	(6)	2.17%

Membership Units	Craig Hamilton	Director	180		0.67%

Membership Units	Scot Farver	Director	323	(7)	1.21%

Membership Units	Dean Lane	Director	180	(8)	0.67%

Membership Units	Denny Mauser	Director	320	(9)	1.20%

Membership Units	William J. Talsma	Director	310	(10)	1.16%

Membership Units	Kimberly Smith	Chief Financial Officer	—		—

Totals:			3,113		11.67%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting and investment power with respect to the securities.

(2)	Based on 26,672 units issued and outstanding.

(3)	Includes units owned by Kathy Van Zee, John Van Zee’s wife.

(4)	Includes units owned by Linda L. Johnston, James Johnston’s wife, and units owned by Rustic Ridge Subdivision, LLC, of which James Johnston is a principal.

(5)	Includes units owned jointly with Sherry Huyser, Don Huyser’s wife.

(6)	Includes units held by Bush Boys Enterprises, LLC, of which Warren Bush is a principal.

(7)	Includes units owned by Francine C. Farver, Scot Farver’s wife.

(8)	Includes units owned jointly with Joy Candie Lane, Dean Lane’s wife.

(9)	Includes units jointly owned with LaRae Mauser, Denny Mauser’s wife, and units owned by Eden Hayes Farms, of which Denny Mauser is a principal.

(10)	Includes units owned by GeorgAnne Talsma, Bill Talsma’s wife, and units owned by Talsma Brothers Partnership, of which Bill Talsma is a principal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Transactions with REG and Entities Affiliated with REG
The Biodiesel Group, LLC (“TBG”) is an entity currently owned by Warren Bush, Denny Mauser and William Horan. There were also two other owners of TBG through 2007, including Tom Schroeder. Messrs. Bush, Mauser, and Horan currently serve as directors on our board. Mr. Schroeder previously served as a director on our board until his resignation in April 2008. In addition to its principals serving on our board of directors, we contracted with TBG for consulting services, including assistance with negotiation of various contracts, assistance in the planning of our equity marketing effort, and assistance in securing debt financing services. Certain principals of TBG informed us that Renewable Energy Group, Inc. (“REG”) and TBG had an agreement pursuant to which TBG received a total of $450,000 from REG for development services and expenses incurred in connection with the development of our plant and several other biodiesel projects. The $450,000 was paid by REG to TBG in multiple installments made from December 6, 2005 through October 12, 2007. It is our understanding that the October 12, 2007 payment was the last payment. The payments received by TBG from REG may have given Messrs. Bush, Schroeder, Mauser and Horan an interest in the following transactions between REG and the Company. REG, also serves as our current plant manager and product marketer under the MOSA.
Second Amended and Restated Asset Purchase Agreement. On November 20, 2009, the Company entered into a Second Amended and Restated Asset Purchase Agreement with an effective date of May 8, 2009 with Renewable Energy Group, Inc. (“REG”), REG Newco, Inc. (“REG Newco”) and REG Newton, LLC (the “Second Amended and Restated Asset Purchase Agreement”) which superseded the original Asset Purchase Agreement between the same parties entered into on May 8, 2009 and the Amended and Restated Asset Purchase Agreement between the same parties executed on August 7, 2009, and pursuant to which the Company anticipates consolidating its business and operations with REG under REG Newco, a Delaware corporation, through the sale of substantially all of its assets in exchange for certain shares of REG Newco’s Common Stock and Preferred Stock, for which no specific value is assigned in the Second Amended and Restated Asset Purchase Agreement. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Overview — Proposed Consolidation with REG” for more information regarding the proposed consolidation.
Management and Operational Services Agreement. The Company and REG entered into a Management and Operational Services Agreement (“MOSA”) on August 22, 2006, pursuant to which REG provides the Company plant management, product sales and marketing, feedstock and chemical procurement, and other administrative services. As of our fiscal year ended September 30, 2009, the MOSA was still in effect and we had incurred fees payable to REG under the MOSA equal to approximately $58,512 for the fiscal year ended September 30, 2009. The MOSA was also in effect as of our fiscal year ended September 30, 2008, and we had incurred fees payable to REG under the MOSA equal to approximately $1,129,715 for the fiscal year ended September 30, 2008.
Toll Processing Agreements. In January 2009, we entered into a toll processing agreement with REG Marketing & Logistics, LLC (“REG Marketing”), an entity affiliated with REG, pursuant to which REG Marketing has the right to order from the Company the production of biodiesel meeting certain specifications and yield requirements from certain types of feedstock supplied by REG Marketing, in exchange for which we are entitled to receive a fixed fee per gallon of biodiesel produced. We also entered into four addendums to the toll processing agreement which provides for the processing of certain other feedstocks into biodiesel meeting certain specifications and yield requirements and which extends the initial term of the agreement. The term of this toll processing agreement will continue until March 30, 2010 and will continue thereafter month-to-month unless terminated by either party at least one month in advance of the termination date. The toll processing agreement does not guarantee that we will receive any minimum amount of biodiesel orders. For the fiscal year ended September 30, 2009, we received approximately $1,703,000 in toll processing fees under this agreement.

In November 2008, we entered into a toll processing arrangement with REG Processing Systems, LLC, an entity affiliated with REG, for the pre-treatment processing of corn oil from time to time, for which we receive a fixed fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing. The toll processing agreement does not guarantee that we will receive any minimum amount of corn oil tolling orders. For the fiscal year ended September 30, 2009 we received approximately $130,000 in processing fees under this agreement.
Director Independence
Board of Directors
Our board of directors is exempt from independence listing standards because the Company’s securities are not listed on a national securities exchange or listed on an automated inter-dealer quotation system at a national securities association or to issuers of securities. Please see “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE” above for a description of our current directors. All of our directors are independent, as defined by NASDAQ Rule 5605(a)(2), with the exception of John Van Zee who is not considered independent under NASDAQ Rule 5605(a)(2) due to his status as President and Chief Executive Officer of the Company.
Audit Committee
The audit committee is exempt from independence listing standards because the Company’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, all of the current members of our audit committee are independent within the definition of independence provided by NASDAQ Rule 5605(a)(2).
However, Rule 5605(c)(2) imposes more stringent standards on audit committee members and provides that the audit committee must be composed of at least three members which (i) are independent under Rule 5605(a)(2), (ii) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934; (iii) have not participated in the preparation of the Company’s financial statements at any time during the past three years; and (iv) are able to read and understand fundamental financial statements. Additionally, at least one member must have past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience or background. Our audit committee is composed of three members. However, no member of our audit committee has past employment experience in finance or accounting as required by Rule 5605(c)(2). Therefore, our audit committee does not comply with the requirements of Rule 5605(c)(2) applicable to audit committee members.
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
Our audit committee charter is not available on our website, but it was previously attached as Appendix I to our 2008 Definitive Proxy Statement filed with the SEC on January 28, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
The aggregate fees billed by the principal independent registered public accounting firm McGladrey & Pullen, LLP to the Company for the fiscal years ended September 30, 2008 and September 30, 2009 are as follows:

	Fiscal
Category	Year	Fees
Audit Fees(1)	2009	$80,150
	2008	$76,200
Audit-Related Fees	2009	$17,283	(2)
	2008	$1,300
Tax Fees	2009	—
	2008	—
All Other Fees	2009	—
	2008	—

(1)	Audit fees include review of regulatory filings, quarterly financial statement reviews and research and consultation related to financial statement and filings.

(2)	Includes fees paid in connection with review of joint proxy statement and prospectus on Form S-4 related to the Company’s proposed consolidation with REG.
Prior to engagement of its principal independent registered public accounting firm to perform audit services for the Company for fiscal year 2009, such firm was pre-approved by the Company’s audit committee.
One hundred percent (100%) of all audit services and audit-related services were pre-approved by our audit committee.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
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

CENTRAL IOWA ENERGY, LLC
Date: December 29, 2009	/s/ John Van Zee
John Van Zee
President and Director (Principal Executive Officer)

Date: December 29, 2009	/s/ Kimberly Smith
Kimberly Smith
(Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2009	/s/ John Van Zee John Van Zee, President and Director (Principal Executive Officer)

Date: December 29, 2009	/s/ Jim Johnston Jim Johnston, Chairman and Director

Date: December 29, 2009	/s/ Scot Farver Scot Farver, Director

Date: December 29, 2009	/s/ Jeremie Parr Jeremie Parr, Secretary and Director

Date: December 29, 2009	/s/ Warren L. Bush Warren L. Bush, Director

Date: December 29, 2009	/s/ Craig Hamilton Craig Hamilton, Director

Date: December 29, 2009	/s/ William J. Horan William J. Horan, Director

Date: December 29, 2009	/s/ Don Huyser Don Huyser, Treasurer and Director

Date: December 29, 2009	/s/ Dean Lane Dean Lane, Director

Date: December 29, 2009	/s/ Denny Mauser Denny Mauser, Director

Date: December 29, 2009	/s/ William J. Talsma William J. Talsma, Director