Form 10-Q
period 2009-12-31
Central Iowa Energy, LLC
filed 2010-02-16
CIK 1385952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended December 31, 2009
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

Large Accelerated Filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of February 1, 2010 there were 26,672 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CENTRAL IOWA ENERGY, LLC
Balance Sheets

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$145,474	$410,540
Due from broker	75	75
Trade accounts receivable — related party, less allowance for doubtful accounts	776,859	161,974
Federal incentive receivable	1,627	1,063
Prepaid expenses	103,688	141,411
Inventories	142,095	226,871

Total current assets	1,169,818	941,934

Property and Equipment
Land and improvements	7,680,111	7,680,111
Office equipment	40,603	40,603
Office building	629,300	629,300
Plant and process equipment	32,748,111	32,748,111

	41,098,125	41,098,125
Less accumulated depreciation	7,014,148	6,365,941

Net property and equipment	34,083,977	34,732,184

Other Assets
Financing costs, net of amortization	138,039	150,472
Restricted cash	461,616	460,188

Total other assets	599,655	610,660

Total Assets	$35,853,450	$36,284,778

LIABILITIES AND EQUITY

Current Liabilities
Current maturities of long-term debt	$23,956,318	$23,977,472
Revolving line of credit	550,000	550,000
Accounts payable	504,760	515,732
Accounts payable — related party	846,192	487,660
Accrued interest payable	113,015	110,094
Accrued expenses	271,774	379,192

Total current liabilities	26,242,059	26,020,150

Long-Term Debt, less current maturities	—	—

Deferred Grant Financing	745,000	745,000

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 26,672 units outstanding	23,849,120	23,849,120
Deficit accumulated	(14,982,729)	(14,329,492)

Total members’ equity	8,866,391	9,519,628

Total Liabilities and Members’ Equity	$35,853,450	$36,284,778

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues
Sales to related party	$2,074,237	$5,097,513
Federal incentives	22,902	600,856

	2,097,139	5,698,369

Cost of Goods Sold	2,116,859	7,485,160

Gross Loss	(19,720)	(1,786,791)

Operating Expenses
Professional fees	143,244	136,759
General and administrative	241,337	433,958

Total	384,581	570,717

Operating Loss	(404,301)	(2,357,508)

Other Income (Expenses)
Other income	114,248	4,950
Interest expense	(363,184)	(552,170)

Total	(248,936)	(547,220)

Net Loss	$(653,237)	$(2,904,728)

Weighted Average Units Outstanding	26,672	26,672

Net Loss Per Unit — Basic and Diluted	$(24.49)	$(108.91)

Notes to Unaudited Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
Unaudited Statement of Cash Flows

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(653,237)	$(2,904,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	660,640	665,984
Change in assets and liabilities
Due from broker	—	209,558
Accounts receivable	(614,885)	1,015,364
Other receivable	(564)	395,885
Inventories	84,776	4,931,788
Prepaid expenses	37,723	1,335
Derivative instruments	—	(331,683)
Accounts payable	347,560	(1,308,684)
Accrued expenses	(107,418)	(28,088)
Accrued interest payable	2,921	(14,006)

Net cash provided by (used in) operating activities	(242,484)	2,632,725

Cash Flows from Investing Activities
Capital expenditures	—	(45,775)
Increase in restricted cash	(1,428)	(400,000)

Net cash used in investing activities	(1,428)	(445,775)

Cash Flows from Financing Activities
Proceeds (payments) on revolving line of credit, net	—	(1,150,000)
Payments for long-term debt	(21,154)	(581,911)

Net cash used in financing activities	(21,154)	(1,731,911)

Net Increase (Decrease) in Cash	(265,066)	455,039

Cash and cash equivalents — Beginning of Period	410,540	690,509

Cash and cash equivalents — End of Period	$145,474	$1,145,548

Supplemental Disclosure of Cash Flow Information,
Cash payments for interest	$347,830	$546,207

Notes to Financial Statements are an integral part of this Statement.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPAL BUSINESS ACTIVITY — Central Iowa Energy, LLC, (an Iowa Limited Liability Company) was organized with the intentions of developing, owning and operating a 30 million gallon biodiesel manufacturing facility near Newton, Iowa. The Company commenced operations in April 2007.
BASIS OF PRESENTATION — The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K.
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

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
The Company’s policy is to charge simple interest on trade receivables past due balances. Accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company has no receivables accruing interest at December 31, 2009.
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
The following amounts have been included in cost of goods sold for the three months ended December 31, 2009 and 2008:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2009	2008

Realized gain	$—	$826,742
Change in unrealized gain	—	331,683

Net gain	$—	$1,158,425

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
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset. No loss has been recorded during the three months ended December 31, 2009 or 2008.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
RESTRICTED CASH — Restricted cash consists of a certificate of deposit totaling approximately $400,000 and an escrow account totaling approximately $61,616 at December 31, 2009. These funds have been restricted for purposes in accordance with the terms of a loan agreement with a third party lender. As of December 31, 2009 and 2008 there are no other bank or legal restrictions regarding cash.
FINANCING COSTS — Financing costs and loan origination fees are stated at cost and are amortized using the effective interest method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months ended December 31, 2009 and 2008 was $12,433 and $19,970, respectively.
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
As defined in Topic 820, fair value is the price that would be received to sell and asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three board levels as follows:
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
As of December 31, 2009, the Company did not have any assets or liabilities which would require disclosure.
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

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
NOTE 2: INVENTORIES
Inventories consist of the following as of December 31, 2009 and 2008:

	2009	2008
Raw materials	$108,978	$272,639
Work in process	—	34,549
Finished goods	33,117	2,537,496

Total	$142,095	$2,844,684

NOTE 3: RELATED PARTY TRANSACTIONS
In August 2006, the Company entered into a management and operational services agreement with REG for the overall management of the Company. The entity provides a general manager, an operations manager, acquires feed stocks and the basic chemicals necessary for operations and performs administrative, sales and marketing functions. The Company pays a per gallon fee based on the number of gallons of biodiesel produced. In addition, the agreement provides for the payment of a yearly bonus based upon the Company’s net income. Total fees expensed under the agreement for the three months ended December 31, 2009 and 2008 were none and approximately $59,000, respectively. The agreement will renew annually unless terminated by either party upon one year’s prior written notice. On April 7, 2009 the Company received a written notice of termination from REG due to changes in the biodiesel market since the original agreements were signed. Therefore the current agreement will expire on May 1, 2010. REG has proposed that the parties review and cooperate to negotiate a new contract mutually beneficial to the Company and REG; however, there is no guarantee that a new contract will be entered into between the parties.
In November 2008, the Company entered into a Toll Processing Agreement with REG for the delivery of corn oil to the Company for pre-treatment processing. REG agrees to pay the Company a fixed processing fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing.
In January 2009, the Company entered into an additional Toll Processing Agreement with REG for the delivery of various feedstocks to the Company for processing into biodiesel meeting certain specifications. REG agrees to pay a fixed fee per gallon produced from said feedstocks. The Company will retain all co-products produced as a result of the processing at no additional cost. The term of the agreement continues from January 2009 until March 30, 2010 and shall continue thereafter on a month to month basis unless terminated in writing by either party at least one month in advance of the termination date. The Company also entered into an addendum to the agreement which provides for the processing of certain other feedstocks into biodiesel. The Company shall pay to REG a by-product payment for the co-products produced and sold from the processing of this additional feedstock. The payment accrued under this addendum for the three months ended December 31, 2009 was approximately $345,000. All other terms of the agreement are unchanged.

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
NOTE 4: REVOLVING LINE OF CREDIT
The Company had a $2,000,000 revolving line of credit commitment with F & M Bank — Iowa. Advances under the agreement are limited based upon inventories and accounts receivable. The Company was required to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25%. The note was secured by substantially all assets of the Company. In October 2007, the Company entered into an amended and restated master loan agreement, an amended third supplement to the amended and restated master loan agreement and an amended and restated revolving line of credit note with F&M Bank — Iowa. Under these agreements, the revolving line of credit was increased to $4,500,000 for working capital purposes related to the operation of the plant. The Company continued to make quarterly interest payments at a variable rate equal to the LIBOR rate plus 3.25% and continued to pay an unused commitment fee on the average daily unused portion of the line of credit at a rate of 0.35% per annum, payable in quarterly installments. In April 2008, the

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Company received a notice from the lender that the interest rate increased by 2% due to its default under the loan agreement (See Note 8). In October 2008, the Company entered into a first and second amendment to the amended and restated master loan agreement. Under these agreements, the revolving line of credit was decreased to $2,000,000, the interest rate was amended to be equal to 4% above the LIBOR rate and at no time less than 6%, interest must be paid monthly, the note is secured by an amended and restated mortgage, the tangible net worth covenant was amended, and the outstanding principal balance and all accrued interest was payable in full in October 2009. However, as of the date of this report, the Company had not paid the principal balance outstanding, which constitutes a default under the financing agreements. The Company has not formally extended or renewed the revolving line of credit. The Company continues to pay an unused commitment fee on the average daily unused portion at the new rate of 0.50% per annum, payable in quarterly installments. (See Note 5 for covenants) As of December 31, 2009, approximately $550,000 was outstanding under the revolving line of credit.
NOTE 5: LONG-TERM DEBT
Long-term obligations of the Company are summarized as follows at December 31, 2009 and 2008:

	2009	2008

Mortgage Term Note payable to F & M Bank — Iowa — See details below	$18,616,732	$18,802,899

Iowa Department of Economic Development — See details below	302,987	355,000

Term Revolving Note payable to F & M Bank — Iowa — See details below	5,000,000	5,000,000

Equipment capital lease, due in monthly installments of $3,345 through August 2010 with a final option payment of $11,500 for the purchase of the equipment.	36,599	72,046

	$23,956,318	$24,229,945

Due to the going concern issues addressed in Note 8, the debt has been classified as current.
F&M Mortgage and Revolving Term Loan
The term loan requires monthly fixed principal of $186,167 plus interest commencing June 1, 2007, with a final payment due no later than June 1, 2012. The agreement also includes a provision for additional payments based on the excess cash flows of the Company as defined in the agreement.
Advances under the revolving term loan are available until the expiration of the commitment on June 1, 2012, at which time any outstanding balance shall be due and payable in full. The note requires monthly interest payments based on unpaid principal. The Company has advanced $5,000,000 on the revolving line of credit agreement as of December 31, 2009.
The agreements provide for several different interest rate options including variable and fixed options (5.49% variable on the term note and revolving line of credit note, as of December 31, 2009). The variable interest rate options are based on LIBOR rate and include adjustments for performance which is based on the Company’s tangible owner’s equity, measured quarterly. The notes are secured by essentially all of the Company’s assets. In April 2008, the Company received a notice from the lender that the interest rate would be increased by 2% due to its default under the loan agreement (See Note 8).

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
The bank note agreements for F&M Bank — Iowa contains restrictive covenants which, among other things, require the Company to maintain minimum working levels of working capital, tangible owner’s equity and tangible net worth, as well as financial ratios, including a fixed charge coverage ratio. As of December 31, 2009, the Company was in violation of the working capital, tangible net worth, owner equity ratio and fixed charge ratio covenants.
Iowa Department of Economic Development
In July 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company has been awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 28 full-time equivalent jobs, with 14 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The note is due in monthly installments of $5,000 which began in May 2008. In September 2009, the Company received a notice of default related to the contractual obligations. The Company only created 12 of the 14 jobs required and so pursuant to the terms of the loan agreement, the Company will be subject to certain repayment provisions. A total of $14,000 of the $100,000 forgivable loan will be repaid along with approximately $3,300 of interest penalty. These amounts were combined with the $205,000 balance of the non-interest bearing loan as of November 30, 2009 and will be repaid over the remaining loan term.
NOTE 6: RETIREMENT PLAN
The Company has a 401(k) plan covering substantially all employees who meet specified age and service requirements. Under this plan, the Company makes a matching contribution of up to 3% of the participants’ eligible wages. The Company contributions for the three months ended December 31, 2009 and 2008, was $3,502 and $4,802, respectively.
NOTE 7: COMMITMENTS AND CONTINGENCIES
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

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
Contingencies
On March 12, 2009 the European Commission applied temporary tariffs on imports of biodiesel from the United States. These tariffs went into effect March 13, 2009 and in July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. At such time, the European Commission may determine to impose definitive tariffs, which could last for five years. The Company will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs.
If any governmental supports are modified or removed the Company’s profitability will be reduced. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. The most significant of these incentives for biodiesel is the blenders’ tax credit which provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009 and is subject to any action Congress may take in 2010. The elimination or reduction of tax incentives to the biodiesel industry could likely result in the Company’s inability to produce and sell biodiesel profitably.
NOTE 8: GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. From inception to December 31, 2009, the Company has generated net losses of $14,982,729 and experienced significant fluctuations in the costs of the basic product inputs and sales prices. In an effort to increase profit margins and reduce losses, the Company increased its production of animal fat-based biodiesel and decreased its production of soybean oil-based biodiesel, as animal fats are at times less costly than soybean oil. The Company also utilized corn oil as an alternative to soybean oil as much as possible. Furthermore, the Company may scale back the rate at which it produces biodiesel. The Company has also entered into a toll processing agreement with a related party under which the related party may order the Company the production of biodiesel from feedstock supplied by the related party. Under the toll processing agreement, the Company does not pay for the cost of feedstock but does pay for the other costs associated with biodiesel production. There is no minimum amount of tolling orders guaranteed under the toll processing agreement. The expiration of the blender’s tax credit on December 31, 2009, subject to any action that Congress may take in 2010, may materially impair the Company’s ability to profitably produce and sell biodiesel.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, tangible owner’s equity, and tangible net worth, as well as a fixed charge coverage financial ratio. During the period covered by this report, the Company failed to comply with all of the restrictive covenants referenced above. The Company has also failed to make the payments of principal required under its loan agreements with F&M Bank since January 2009. The failure to comply with the loan covenants and the failure to make required principal payments constitute events of default under the Company’s loan agreements. These defaults, along with the expiration of the blenders’ tax credit on December 31, 2009, raise doubts about whether the Company will continue as a going concern.
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

CENTRAL IOWA ENERGY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009 and 2008
On November 20, 2009, the Company entered into a Second Amended and Restated Asset Purchase Agreement with a related party as discussed in Note 3. The related party would acquire substantially all of the Company’s assets, assume certain liabilities and therefore operate the Company’s biodiesel production facilities. The closing of the Second Amended and Restated Asset Purchase Agreement is conditioned upon certain events and if successful, the Company intends to liquidate, windup and dissolve and terminate its existence as soon as practicable following the Company’s receipt of the requisite unit holder approval for the same and closing of the asset purchase transaction. Until the Company is dissolved and its existence is terminated after closing, the acquiring company has agreed to pay certain mutually agreeable ongoing costs related to the Company. Although closing is anticipated to occur in early 2010, there can be no assurances that the transaction contemplated by the Second Amended and Restated Asset Purchase Agreement will ever close.
In the event that the Asset Purchase Agreement fails to close, the Board of Directors may consider pursuing any one or more of the following courses of action;
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
NOTE 9: SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through February 16, 2010, which is the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us may include:
•	Changes in interest rates or the availability, terms and conditions of credit;
•	Our ability to cure our defaults under our financing agreements, and our lender’s willingness to refrain from exercising its remedies in response to our defaults thereunder;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to raise additional equity capital proceeds;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Decrease in the demand for biodiesel;
•	Actual biodiesel and glycerin production varying from expectations;
•	Availability and cost of products and raw materials, particularly soybean oil, animal fats, and methanol;
•	Changes in the price and market for biodiesel and its co-products, such as glycerin;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal and state biodiesel tax incentives;

•	legislation establishing a renewable fuel standard or other legislation mandating the use of biodiesel or other lubricity additives; or

•	environmental laws and regulations that apply to our plant operations and their enforcement;
•	Total U.S. consumption of diesel fuel and biodiesel, fuel prices, and consumer attitudes regarding the use of biodiesel;
•	Fluctuations in petroleum and diesel prices;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging strategies;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Changes and advances in biodiesel production technology;
•	Competition from alternative fuels and alternative fuel additives;
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
Overview
Central Iowa Energy, LLC was formed as an Iowa limited liability company on March 31, 2005. References to “Central Iowa Energy,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Central Iowa Energy, LLC. We own and operate a 30 million gallon per year biodiesel production plant near Newton, Iowa. We have been engaged in the production and sale of biodiesel and its primary co-product, glycerin, since April 2007. Our plant is capable of producing biodiesel from both vegetable oil, including soybean oil and corn oil, and animal fats. Our facility is also capable of pretreating crude vegetable oils, including soybean oil and corn oil, and animal fats. Pursuant to our Management and Operational Services Agreement (“MOSA”) with Renewable Energy Group, Inc. (“REG”), REG is required to manage our plant, acquire feedstock and chemicals necessary for the plant’s operation, sell and market our products and perform certain administrative functions. On April 7, 2009, REG provided the Company with twelve months written notice of its intent to terminate the MOSA. We expect the MOSA will terminate by May 1, 2010. Due to our significant reliance on REG for the management of our plant, the procurement of our inputs, and the sale and marketing of our biodiesel, this could have a material adverse affect on our ability to operate and generate revenues in the event we are not able to negotiate a new MOSA with REG or enter into an agreement for similar services with another third party. For the three month period ended December 31, 2009, no amounts were payable under the MOSA due to the fact that we did not produce biodiesel other than pursuant to a toll processing agreement entered into with an entity affiliated with REG. Under the toll processing agreement, the per gallon fixed fee provided for in the MOSA that is typically applicable to each gallon of biodiesel produced at our plant does not apply to the gallons of biodiesel produced under the toll processing agreement.
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
We incurred a net loss of $653,237 for the three months ended December 31, 2009. We are currently experiencing liquidity concerns due to our lack of working capital, our failure to generate significant funds from operations, and the unavailability of additional short-term financing and credit. For the three months ended December 31, 2009, we produced approximately 2,894,627 gallons of biodiesel pursuant to toll arrangements. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (or 2,500,000 gallons per month), we produced biodiesel at approximately 39% of our production capacity for the period ended December 31, 2009. Our only biodiesel production during the period covered by this report was pursuant to a toll processing agreement with REG Marketing & Logistics, LLC (“REG Marketing”), an entity affiliated with REG, pursuant to which REG Marketing has the right to order from the Company the production of biodiesel meeting certain specifications and yield requirements from certain types of feedstock supplied by REG Marketing, in exchange for which we are entitled to receive a fixed fee per gallon of biodiesel produced. The term of this toll processing agreement will continue until March 30, 2010 and will continue thereafter month-to-month unless terminated by either party at least one month in advance of the termination date. However, the toll processing agreement does not guarantee that we will receive any minimum amount of biodiesel orders. For the second quarter of fiscal year 2010, we anticipate that we will continue to operate at or below approximately 40% of our nameplate production capacity. We do not have contracts lined up for the purchase of our biodiesel over the second quarter of fiscal year 2010. We expect that all of our biodiesel production during the remainder of fiscal year 2010 will be pursuant to the toll processing agreement with REG Marketing or similar arrangements, although there can be no assurances that we will obtain any orders pursuant to such tolling arrangements.

We previously entered into a toll processing agreement with an entity affiliated with REG for the pre-treatment processing of corn oil from time to time, for which we will receive a fixed fee per pound of corn oil delivered minus the amount from the sale of materials obtained from the pre-treatment processing. We may continue to operate under this same or similar arrangements throughout the remainder of the 2010 fiscal year, although there can be no assurances that we will obtain any orders pursuant to such tolling arrangements.
We expect to continue operating on an as-needed basis for toll processing orders for the foreseeable future until general biodiesel demand increases and our liquidity situation has improved. We do not expect to have sufficient working capital on hand in the foreseeable future to acquire feedstock to produce biodiesel other than pursuant to a toll processing arrangement, which generally shifts the risk of feedstock costs and biodiesel prices to the other party. It is also uncertain whether we will maintain sufficient funds to cover the non-feedstock costs of production associated with biodiesel production under toll processing arrangements. Decreased demand for biodiesel, the expiration of the blenders credit, our failure to obtain biodiesel purchase contracts or toll processing orders and our lack of working capital may have a material adverse affect on our ability to generate revenues.
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

The closing of the Transaction is subject to a variety of conditions, including without limitation the receipt of the approval of the Transaction by our unit holders and REG’s shareholders and the closing of the proposed REG consolidation with Newco prior to or simultaneously with the Transaction. Closing of the Transaction is not conditioned upon the closing of the WIE or Blackhawk consolidations or upon the Company’s dissolution and liquidation. There can be no assurances that the Transaction will ever close. The foregoing description of the Asset Purchase Agreement is qualified in its entirety by reference to the full text of the Second Amended and Restated Asset Purchase Agreement, which was filed as an exhibit to the Company’s Form 8-K filed on November 23, 2009.
Results of Operations for the Three Months Ended December 31, 2009 and 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended December 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	(Unaudited)		(Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$2,097,139	100.00%	$5,698,369	100.00%
Cost of Goods Sold	2,116,859	100.94%	7,485,160	131.36%
Gross (Loss)	(19,720)	(0.94)%	(1,786,791)	(31.36)%
Operating Expenses	384,581	18.34%	570,717	10.01%
Operating (Loss)	(404,301)	(19.28)%	(2,357,508)	(41.37)%
Other Income (Expense)	(248,936)	(11.87)%	(547,220)	(9.60)%
Net (Loss)	(653,237)	(31.15)%	(2,904,728)	(50.97)%
Revenues
The following table shows the sources of our revenues for the three months ended December 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel Sales	$46,634	2.22%	$4,909,981	86.16%
Glycerin, Fatty Acid and Soap Stock Sales	289,912	13.82%	187,532	3.29%
Toll Processing Service Fees	1,737,691	82.86%	0	0.00%
Federal Incentives	22,902	1.10%	600,856	10.54%
Total Revenues	2,097,139	100.00%	$5,698,369	100.00%

Revenues from operations for the three months ended December 31, 2009 totaled $2,097,139 compared with $5,698,369 for the three months ended December 31, 2008. Total revenues were significantly lower for the three months ended December 31, 2009 compared to the same period in 2008 due to reduced biodiesel production, decreased biodiesel demand, decreased biodiesel sales contracts, and our production of biodiesel exclusively under tolling arrangements. Under tolling arrangements, we produce biodiesel using feedstock supplied by the party ordering biodiesel production. The other party pays for the feedstock and we pay for the other costs of production, receiving a fixed fee per gallon of biodiesel produced. We may also from time to time pretreat or process feedstock pursuant to similar tolling arrangements.
A large component of our revenues for the three months ended December 31, 2009 came from toll processing service fees, as compared to the same period in 2008 in which we earned no revenues from toll processing services. Under biodiesel tolling arrangements, we only receive a fixed fee per gallon of biodiesel produced, and we do not receive a variable price per gallon that fluctuates based on prevailing biodiesel prices. The portion of our revenues for the three-month period ended December 31, 2009 relating to biodiesel sales reflects the sale of biodiesel inventory during the three months ended December 31, 2009 that was produced in a period prior to the three-month period covered by this report. We did not produce any biodiesel during the first quarter of fiscal year 2010 other than pursuant to our tolling arrangements with REG Marketing. Under our biodiesel tolling agreement with REG Marketing, we are entitled to retain the byproducts of biodiesel production, including glycerin (subject to the payment of certain byproduct payments). Accordingly, we continue to sell these byproducts from time to time, along with any inventory of such byproducts from biodiesel production in prior periods. Sales from such byproducts accounted for approximately 14% of our total revenues for the three months ended December 31, 2009. Under tolling arrangements, the other party ordering biodiesel production is typically entitled to receive the federal incentive payments associated with such production. The $22,902 in federal incentives included in our revenues for the three months ended December 31, 2009 relates to federal incentive payments receivable in connection with our sales of B99 biodiesel inventory that was produced in previous periods.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price for diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. The price for B100 biodiesel in Iowa was approximately $3.24 per gallon for the day of January 29, 2010, according to the Iowa Department of Transportation’s Average Fuel Prices Report. However, according to the same report, Iowa diesel fuel prices as of January 29, 2010 averaged approximately $1.96 per gallon, which is significantly lower than the price per gallon for B100 biodiesel. Demand for biodiesel has been and will likely continue to be reduced as a result of this price difference. Additionally, current economic conditions have resulted in decreased demand for biodiesel and other fuels. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing biodiesel at profitable prices. Additionally, demand for biodiesel typically decreases even further in the winter months because blenders decrease their biodiesel blend percentages due to cold flow concerns. We expect these trends to continue for the remainder of our 2010 fiscal year. Decreased demand for biodiesel may negatively impact our ability to profitably produce and/or sell biodiesel, either pursuant to biodiesel tolling arrangements or ordinary biodiesel sales contracts.
Demand for biodiesel has been negatively impacted by the expiration of the Volumetric Ethanol Excise Tax Credit (“VEETC”), also known as the “blenders’ tax credit”, which provided a tax credit of $1.00 per gallon of biodiesel. This tax credit expired on December 31, 2009, and at this time it is unknown whether Congress will extend the VEETC and, if so, whether it will be extended at the same $1.00 per gallon level. The permanent elimination or reduction of this tax incentive will significantly reduce the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. Additionally, demand for biodiesel tolling, which is the only way which we anticipate producing biodiesel in the foreseeable future, currently has been and could continue to be reduced significantly by the expiration of this tax credit.

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
Cost of goods sold for our products for the quarter ended December 31, 2009 was $2,116,859, which is a significant decrease from $7,485,160 for the three months ended December 31, 2008. This decrease is a result of our shift from ordinary biodiesel production to production of biodiesel exclusively under tolling arrangements. Under biodiesel tolling arrangements, the other party supplies the feedstock at its own cost and we typically pay for the other costs associated with biodiesel production. Most of the costs for which we are responsible under tolling arrangements are fixed costs rather than variable costs, such as feedstock costs, which are typically the greatest cost component associated with ordinary biodiesel production. Because of our shift from ordinary biodiesel production to biodiesel production exclusively pursuant to toll processing arrangements and the differences between these two types of production, our cost of goods sold and gross profits for the period ended December 31, 2009 and 2008 are not comparable.
The following table shows the components of our cost of goods sold for the three months ended December 31, 2009 and 2008:

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
	(Unaudited)		(Unaudited)
Component of Cost of Goods Sold	Amount	Percent	Amount	Percent
Feedstock and Chemical Inputs	$636,283	30.06%	7,059,214	94.31%
Plant Wages and Salaries	245,974	11.62%	285,188	3.81%
Utilities	373,514	17.64%	326,069	4.36%
Fees-Procurement, Operation Management	0	0%	15,398	0.21%
(Gain) on Derivative Financial Instruments	0	0%	(1,158,425)	15.48%
Depreciation	648,207	30.62%	646,013	8.63%
Freight	10,727	0.51%	220,099	2.94%
Maintenance, Supplies and Other Expenses	202,154	9.55%	91,064	1.22%

Total	2,116,859	100.00%	7,485,160	100.00%

Feedstock typically makes up the greatest cost component of biodiesel production, but biodiesel toll processing arrangements generally shift the risk of variable feedstock costs to the other party. For the three months ended December 31, 2008, feedstock costs and other chemical input costs account for approximately 94% of our total cost of goods sold. However, during the same period for 2009 in which we operated exclusively pursuant to tolling arrangements, the primary components of our cost of goods sold were the cost of prior periods’ biodiesel inventory that was sold, chemical inputs, depreciation, plant wages and salaries and utilities. We expect to produce biodiesel throughout our 2010 fiscal year primarily or exclusively pursuant to tolling arrangements with other third parties. Accordingly, we expect that fixed and overhead costs such as depreciation, labor costs and utilities, along with chemical inputs, will continue to comprise a large part of our cost of goods sold for the remainder of the 2010 fiscal year and that variable feedstock costs will not significantly impact our cost of goods sold.

Prices for feedstock can be volatile. According to the USDA’s National Weekly Ag Energy Round-Up report, the price for crude soybean oil in Iowa for the week of February 5, 2010 ranged from 32.71 cents to 36.41 cents per pound; up slightly from the 28.87 cents to 30.37 cents range posted for the same week a year ago. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. According to the USDA’s January 13, 2010 Oil Crop Outlook report, lard and edible tallow prices for December 2009 were 28.75 cents and 29.99 cents per pound, respectively, up from the December 2008 average prices 20.00 cents and 17.50 cents per pound, respectively. Based on recent trends, we expect that cost of goods sold on a per-gallon of biodiesel sold basis may increase or stay the same for the remainder of the 2010 fiscal year with regard to any biodiesel that is not produced pursuant to a toll processing agreement. We expect that feedstock prices will remain volatile, however, throughout the 2010 fiscal year, as domestic and global economic conditions and commodities affect pricing.
For the three months ended December 31, 2009, we did not have any open contracts and therefore did not experience any gain or loss on derivative contracts. We experienced a $1,158,425 net gain during the three months ended December 31, 2008 related to our derivative instruments. This hedging net gain consisted of a realized gain of $826,742 and an unrealized gain of $331,683.
Operating Expenses
Operating expenses for the three months ended December 31, 2009 totaled $384,581 as compared to operating expenses of $570,717 for the same period in 2008. This decrease in operating expenses is the result of a $192,621 decrease in general and administrative expenses which was offset by a $6,485 increase in professional fees. In light of our reduced production and biodiesel output the Company has trimmed costs where possible, which has resulted in the decrease in general and administrative expenses. Our increase in professional fees is primarily related to legal fees incurred in connection with the proposed Transaction.
Other Income (Expenses)
Our other expenses for the three months ended December 31, 2009 totaling $248,936 were 11.87% of our revenues. We received a $114,240 grant from the USDA’s advanced biofuels program. This was offset by interest expense of $363,184. The decrease in interest expense as compared to prior years is a result of a drop in the interest rates and a reduction in the average balance outstanding.
Changes in Financial Condition for the Three Months Ended December 31, 2009
The following table highlights the changes in our financial condition:

	December 31, 2009	September 30, 2009
Current Assets	$1,169,818	$941,934
Current Liabilities	$26,242,059	$26,020,150
Members’ Equity	$8,866,391	$9,519,628
Current Assets. Current assets totaled $1,169,818 at December 31, 2009 up from $941,934 at September 30, 2009. The increase during this period is in part a result of an increase in accounts receivable from $161,974 at September 30, 2009 to $776,859 at December 31, 2009. This increase was offset by a reduction in inventory and cash on hand.
Current Liabilities. Current liabilities totaled $26,242,059, up slightly from $26,020,150 at September 30, 2009. The increase of $221,909 during this period resulted primarily from an increase in accounts payable offset by a decrease in accrued expenses. Due to the going concern opinion contained in Note 8 to the financial statements, all long-term debt has been classified as current.
Members’ Equity. Total members’ equity as of December 31, 2009 was $8,866,391, down from $9,519,628 as of September 30, 2009. The decrease in total members’ equity is a result of our net loss realized during the period.

Cash Flows
Cash Flow from Operating Activities. Net cash flow used in operating activities for the three months ended December 31, 2009 totaled $242,484. This was the result of an operating loss of $653,237, non-cash items of $660,640 and a $249,887 decrease in working capital components. The working capital component decrease is primarily due to a reduction in accounts receivable during the three months ended December 31, 2009.
Cash Flow from Investing Activities. Net cash flow used in investing activities for the three months ended December 31, 2009 totaled $1,428, which was primarily related to an increase in our restricted cash balance due to our senior lender’s requirement of a pledge of a certificate of deposit as collateral for our irrevocable line of credit which secures our loan from the Iowa Department of Economic Development.
Cash Flow from Financing Activities. Net cash used in financing activities for the three months ended December 31, 2009 totaled $21,154, which was the result of payment of $21,154 on our long-term debt.
Liquidity and Capital Resources
Short Term and Long-Term Debt Financing Sources
We currently have a term loan, term revolving loan and revolving line of credit outstanding with our current lender, AgStar Financial Services, PCA (“AgStar”), which purchased the interests of our former lender, F & M Bank — Iowa, in such loans and related financing agreements.
Our $22,000,000 term loan has an interest rate with a variable base rate equal to the LIBOR Rate plus 325 basis points. The LIBOR Rate is generally defined as the One Month London Interbank Offered Rate reported on the 10th day of the month preceding each interest period by the Wall Street Journal in its daily listing of money rates, defined therein as the average of interbank offered rates for dollar deposits in the London market. We are required to make equal monthly payments of principal and interest on the term loan until the maturity date on May 1, 2012, at which time any outstanding and unpaid principal, interest or other charges owing under the term loan will be due and payable. The principal payments are equal to an amount that fully amortizes the outstanding principal balance of the term note over a period not to exceed 10 years, together with accrued interest on the term loan. As of the quarter ended December 31, 2009, there was a principal balance of $18,616,731 on the term loan. We have failed to make the principal payments required on our term loan since January 2009; since that date, we have only made payments of interest. Failure to make payments required under our financing agreements is an event of default. We have failed to cure our default arising from our failure to make principal payments when due.
Advances under the term revolving loan up to the amount of $5,000,000 may be used for cash and inventory management purposes. We pay interest on the term revolving loan each month. The term revolving loan bears interest at a rate equal to the LIBOR Rate plus 325 basis points. The term revolving loan will mature on May 1, 2012. On the maturity date, any outstanding and unpaid principal, interest and other charges owning thereunder will be due and payable. As of the quarter ended December 31, 2009, we had drawn the full $5,000,000 on the term revolving loan and do not have any additional credit available thereunder.
In October 2008 our lender extended us a $2,000,000 revolving line of credit. As of December 31, 2009, $550,000 was outstanding on our line of credit. Since December 2008, we were out of compliance with our borrowing base requirements with respect to our revolving line of credit, which constituted an event of default that we failed to cure. Our revolving line of credit loan accrued interest at a rate equal to the LIBOR Rate plus 400 basis points. Interest payments were required to be made monthly and any outstanding and unpaid principal, interest or other costs owing under the line of credit was due and payable on October 13, 2009. However, as of the date of this report, we had not paid the principal balance outstanding on the line of credit, which constitutes a default under our financing agreements. We have also not formally extended or renewed our revolving line of credit. We are still accruing interest on the amount outstanding on this line of credit.
In connection with our financing agreements, we executed a mortgage and a security agreement in favor of AgStar granting a security interest in all of our assets, including without limitation our real estate, our plant, fixtures located on our property, any rent or income we might receive in connection with the use or occupancy of our land, and all of our personal property. This security interest secures our obligations under the financing agreements, including the term loan, the revolving term loan, and the revolving line of credit loan.

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

•	any and all other rights and remedies afforded to our lender under applicable law or equity.
Our lender’s exercise of any one or more of the foregoing remedies would have a material adverse impact on the Company’s financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shut-down of our plant. This could cause our members to lose all of their investment in the Company.
Although our lender has refrained from exercising its other rights and remedies under the financing agreements as of the date of this report (other than the imposition of a default interest rate), there can be no assurance that our lender will continue to forbear from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. Our continuing default has caused doubts about our ability to continue as a going concern. See Note 8 to the financial statements accompanying this report.

We are currently experiencing liquidity problems due to the lack of cash being generated from our continuing operations and our lack of available credit. We do not currently believe that our cash flow from continuing operations will alone be sufficient to fund our operations over the next twelve months. If we are unable to obtain sufficient capital, credit or short-term financing to cover the cost of our future operations and improve our liquidity, we may have to temporarily or permanently cease operations at our plant. Accordingly, our members could lose some or all of their investment in the Company. Please also see “Proposed Consolidation With REG” for a description of a Second Amended and Restated Asset Purchase Agreement we entered into on November 20, 2009 providing for the consolidation of our business and operations with those of REG, and potentially two other biodiesel production facilities, under a newly formed holding company. If the consolidation is consummated, we intend to liquidate, dissolve, and wind up as soon as is reasonably practicable after receipt of the requisite unit holder approval for the same, and to distribute as part of our liquidation the Newco Stock received in consideration of the Transaction to our unit holders, less the number of shares we are required to distribute to our financial advisor, Houlihan Smith & Company, Inc., for certain financial advisory services rendered in connection with the Transaction and to satisfy any other outstanding claims or liabilities of the Company that may remain or arise following closing of the Transaction.
Government Programs and Grants
We entered into a loan agreement with the Iowa Department of Economic Development (“IDED”) for a total of $400,000, $300,000 of which is a zero interest loan and $100,000 of which is a forgivable loan. The $300,000 zero interest loan must be repaid in sixty monthly installments of $5,000. As of December 31, 2009, we owed a total of approximately $292,400 to IDED. To receive a permanent waiver of the forgivable loan, the Company was required to meet certain conditions, including the creation and maintenance of 14 full-time equivalent jobs which pay qualifying wages. In September 2009, however, the Company received a written notice from IDED specifying that the Company fell short of satisfying its job creation obligation as of the measurement date specified in the IDED agreement by creating only 12 full-time equivalent jobs, which constitutes a 14% deficiency and renders the Company ineligible for a full waiver of the forgivable loan amount. IDED notified the Company that due to its job creation shortfall, an amount equal to 14% of the forgivable loan amount (or $14,000), plus accrued interest at the rate of 6% from the date of disbursement of funds, is immediately due and payable by the Company. The Company has been advised that the amount which it is obligated to repay, with accrued interest, will be amortized into the monthly payments for the remaining life of the zero-interest loan payable to IDED. These loans are secured by a $400,000 irrevocable standby letter of credit for the benefit of IDED issued by Bank Iowa on account of the Company; however, the Company was required to pledge to Bank Iowa a $400,000 certificate of deposit as collateral for the letter of credit.
Under our agreement with IDED, we were further eligible to receive a refund of a portion of the sales tax paid in connection with the construction of our facility and our members were eligible to receive approximately $2,350,000 in tax incentives and assistance pursuant to IDED’s High Quality Job Creation Program. Pursuant to this program, our members may claim an investment tax credit up to 5% of certain qualifying expenditures directly related to new jobs created and maintained as a result of our business, provided that certain conditions are met. The Company’s failure to create and maintain the requisite number of jobs, however, has resulted in the Company’s obligation to repay 14% of the sales tax refunds received by the Company, plus accrued interest. Furthermore, an amount equal to 14% of the investment tax credit available to be claimed by the Company’s members is expected to be deducted from the remaining portion of the tax credit available to members over the remainder of the life of such tax credit. This will result in a deduction in the amount of the tax credit available to members.
Private Redevelopment Agreement with Jasper County
Pursuant to a private redevelopment agreement between the Company and Jasper County, Iowa, Jasper County agreed to construct certain sewer improvements for the Company’s plant site, which improvements were to be financed through the issuance of bonds or notes. In return for Jasper County’s construction of these improvements, the Company was obligated under the agreement to construct a 30,000,000 gallon per year biodiesel plant having a total investment amount of at least $38,000,000 and to create at least 20 new full-time jobs at the Company’s plant and maintain such jobs until June 30, 2015. The private redevelopment agreement provides that in the event of the Company’s default, the Company could be required to pay Jasper County for the total cost of improvements constructed by the County, or approximately $745,000. In connection with the private redevelopment agreement, the Company was obligated to enter into an assessment agreement with Jasper County to establish a minimum actual value of the Company’s property and related improvements for the purpose of calculating and assessing the Company’s real property taxes. The Company defaulted on the private redevelopment agreement due to its failure to timely pay property taxes due September 30, 2009. On December 30, 2009, the Company paid its delinquent property tax installment, including interest thereon, in the amount of approximately $130,000. The Company also failed to timely file with Jasper County an annual report required by the agreement, but which report was subsequently filed after the filing deadline. The Company has not received notice from Jasper County declaring an event of default under the agreement or otherwise indicating that it intends to pursue any remedies against the Company, including requiring the Company repay the cost of the sewer improvements. However, in the event that Jasper County elects to seek repayment of such improvement costs, the Company will not likely have available cash on hand to pay such obligation, which could have a material adverse effect on the company’s ability to continue to operate.

Distribution to Unit Holders
As of December 31, 2009, the board of directors of the Company had not declared any dividends.
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
Derivative Instruments and Hedging Activities
Accounting Standards Codification (ASC) Topic 815, Accounting for Derivatives and Hedging Activities, or ASC815, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under ASC815 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soy oil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of ASC815.
Impairment of long-lived assets
Long-lived assets, including property, plant and equipment, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to our estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as we conduct all of our business in U.S. Dollars. We may use derivative financial instruments as part of an overall strategy to manage market risk. We consider market risk to be the potential loss arising from adverse changes in market rates and prices.

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our term loan and our term revolving loan with AgStar. Specifically, we have approximately $18,600,000 outstanding in variable rate debt under our term loan as of December 31, 2009 and $5,000,000 outstanding in variable rate debt under our term revolving loan. We are still accruing interest on the $550,000 outstanding in our revolving line of credit which matured in October 2009. The specifics of credit facilities are discussed in detail in “Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at	Interest Rate at	Adverse 10% Change in	Annual Adverse Change
December 31, 2009	December 31, 2009	Interest Rates	to Income
$18,600,000 Term Loan	5.48%	6.03%	$102,300
$5,000,000 Term Revolving Loan	5.48%	6.03%	$27,500
$550,000 Revolving Line of Credit	6.24%	6.86%	$3,410
Commodity Price Risk
We may also be exposed to market risk from commodity prices from time to time. Exposure to commodity price risk in the biodiesel production process results from our dependence on animal fats and soybean oil (when we are engaging in ordinary biodiesel production rather than toll processing of biodiesel) and natural gas. When we engage in ordinary biodiesel production we are also exposed to biodiesel price risks as our revenues in such circumstances depend primarily on biodiesel sale prices. When we produce biodiesel pursuant to toll arrangements, however, we only receive a fixed fee per gallon and therefore are not subject to biodiesel price risks. We are further exposed to glycerin price risks as our revenues from the sale of glycerin depends upon glycerin prices.
When we are engaged in ordinary biodiesel production rather than biodiesel toll processing, we may seek to minimize the risks from fluctuations in the price of soybean oil and biodiesel by using derivative instruments such as cash, futures, and option contracts for soybean oil and home heating oil. There is currently no futures market for biodiesel. Instead, we may use home heating oil derivatives. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is a futures market. We are unable to manage our price risk for animal fats as there are no futures contracts available for animal fats, and animal fats suppliers are generally unwilling to enter into long-term contracts for animal fats.
In practice, as markets move, we may actively manage our risk and adjust hedging strategies as appropriate. The extent to which we enter into cash, futures, or option contracts varies substantially from time to time based on a number of factors, including our production of biodiesel pursuant to tolling arrangements or ordinary purchase contracts, supply and demand factors affecting the needs of customers or suppliers to purchase biodiesel or glycerin or to sell us raw materials on a fixed basis, our views as to future market trends, seasonal factors and the costs of futures contracts.
Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We treat our hedge positions as non-hedge derivatives, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under our treatment of our hedge positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. For the three months ended December 31, 2009, due to our exclusive production of biodiesel pursuant to tolling arrangements, we did not have any open contracts and therefore did not experience any gain or loss on derivative contracts.

Item 4. Controls and Procedures
Our management, including our principal executive officer and our principal financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported as of the end of the period covered by this report.
Our management, including our principal executive officer and principal financial officer, has reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended December 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the Volumetric Ethanol Excise Tax Credit (“VEETC”), also known as the “blenders’ tax credit”, which provides a tax credit of $1.00 per gallon of biodiesel. The blenders’ tax credit expired on December 31, 2009 and there can be no guarantees that Congress will act to reinstate the tax credit. These tax incentives for the biodiesel industry may not be renewed, or, if they are renewed, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry, including the blenders’ tax credit, could significantly reduce the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. The loss or reduction of the blenders’ tax credit makes it more costly or difficult to produce and sell biodiesel and we could be forced to take significant cost savings measures or temporarily or permanently cease production at our plant. Demand for biodiesel tolling, which is the only way which we anticipate producing biodiesel in the foreseeable future, currently has been and could continue to be reduced significantly. If federal biodiesel tax incentives, including the blenders’ tax credit, are not reinstated or are sharply curtailed, we believe that a decreased demand for biodiesel will continue, which could further depress biodiesel markets and negatively impact our financial performance.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 8 to the accompanying financial statements, our non-compliance with the loan covenants contained in our financing agreements with our lender and our failure to make payments of principal under such agreements since January 2009 has raised doubts about our ability to continue as a going concern. We have failed to comply with all of our loan covenants as of December 31, 2009, including the working capital, tangible owner’s equity, and tangible net worth covenants and the fixed charge ratio. Failure to comply with these loan covenants, as well as failure to make payments of principal when due, constitutes an event of default under our financing agreements entitling our lender, at its election, to accelerate all of the unpaid principal loan balance and accrued interest under the financing agreements or to foreclose on its mortgage and security interest in the real and personal property securing our loans. If such an event occurs, we may be forced to permanently shut down the plant and our members could lose all of their investment.
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

The second amended and restated asset purchase agreement entered into by the Company, REG, and certain other REG affiliates is subject to a variety of closing conditions and may not close. On November 20, 2009 the Company entered into a second amended and restated asset purchase agreement pursuant to which the Company is expected to consolidate its business and operations with REG under a newly formed holding company, REG Newco, Inc., a Delaware corporation. The Company thereafter intends to dissolve, liquidate and wind up as soon as immediately practicable following the receipt of the requisite unit holder approval for the same and the close of the consolidation transaction. The proposed consolidation transaction, however, is subject to multiple closing conditions, including certain regulatory approvals and the approval of the Company’s unit holders and REG’s shareholders, among other conditions. In the event that any one or more of the conditions to closing are not satisfied or any event giving rise to a party’s right to terminate the agreement arises, the consolidation transaction may not close and the Company will have to evaluate other alternatives to cope with its financial difficulties. Furthermore, the longer that the consolidation transaction closing or termination is delayed, the greater the Company’s liquidity constraints will likely become and the more difficult it may become for the Company to find suitable alternatives.
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

We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results.  We account for the impairment of long-lived assets to be held and used in accordance with ASC Topic 360.  In accordance with ASC Topic 360, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. At December 31, 2009 the carrying amount of our fixed assets is $34.1 million. In determining if there has been an impairment, we have projected future cash flows assuming that we are able to obtain sufficient working capital to operate our plant until the planned consolidation with REG and our expectations related to the extension of the blenders credit.  If conditions or events change and we have to reconsider our plans, the projected cash flows could change requiring the assets to be adjusted to the estimated fair value.  As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
For the period covered by this report, we were in default of all of the financial loan covenants and ratios contained in our loan agreements. As of February 1, 2010, we have also failed to make approximately $2,420,200 in principal payments as required under our loan agreements since January 2009 and have failed to repay the $550,000 principal amount outstanding under our revolving line of credit upon its maturity in October 2009. Failure to comply with these covenants, failure to make the required principal payments when due and failure to repay the amount outstanding under our revolving line of credit upon maturity constitute events of default under our loan agreements, entitling our lender to exercise any one or more of its remedies provided under the loan agreements and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage and security interests in the collateral which secures our loans. Although our lender has provided us with multiple written notices of default, it has not notified us of its intention to exercise any of its remedies as of the date of this report (other than the imposition of a default interest rate). However, if we remain in default, there is no assurance that our lender will continue to forebear from exercising such additional remedies.
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

CENTRAL IOWA ENERGY, LLC
Date: February 16, 2010	/s/ John E. Van Zee
John E. Van Zee
President and Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2010	/s/ Kimberly Smith
Kimberly Smith
Chief Financial Officer (Principal Financial and Accounting Officer)